Form 10QSB
period 2002-06-30
RIVAL TECHNOLOGIES INC
filed 2002-12-06
CIK 1176337

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT

          For the transition period from _______ to ________


          Commission file number:  0-49900


                            RIVAL TECHNOLOGIES INC.
                             ----------------------
    (Exact Name of Small Business Issuer as specified in its charter)

British Columbia, Canada                      NA
-------------------------                -------------
(State or Other Jurisdiction of          I.R.S. Employer
Incorporation or Organization)           Identification
Number


    Suite 300, 625 West Kent Avenue N., Vancouver, British Columbia,
                           Canada V6E 3C9.
  -----------------------------------------------------------------------

       (Address of Principal Executive Offices including Zip Code)


                            (604) 323-0090
                       --------------------------
                        (Issuer's Telephone Number)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,953,954

Transitional Small Business Disclosure Format?  Yes  [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

-------------------------------------------------------------------------------
RIVAL TECHNOLOGIES INC.
Balance Sheet
(Expressed in Canadian Dollars)                      June 30        December 31
(Unaudited - prepared by management)                   2002             2001
                                                   (Unaudited)       (Audited)
-------------------------------------------------------------------------------

Assets
Current
      Cash	                                         $   10,287      $   22,407
      Receivables	                                      43,676          60,539
      Inventories	                                           -               -
      Prepaids                                           2,854           2,713
                                                    ----------      ----------

                                                    $   56,817      $   85,659

                                                    ----------      ----------
-------------------------------------------------------------------------------

Liabilities
Current
      Payables and accruals                         $   63,636      $   76,519
      Due to related parties                                 -               -
                                                    ----------      ----------
                                                        63,636          76,519

Shareholders' (Deficiency) Equity

      Capital stock (Note 3)                         6,374,727       6,374,727

      Deficit                                      ( 6,381,546)    ( 6,365,587)
                                                    ----------      ----------
                                                   (     6,819)    (     9,140)
       	                                            ----------      ----------
                                                    $   56,817      $   85,659




Going Concern (Note 1)

On behalf of the Board
-------------------------------------------------------------------------------


     Robin J. Harvey (signed) Director     Perry Guglielmi (signed) Director
     --------------------------------      -------------------------------
           ROBIN J. HARVEY                          PERRY GUGLIELMI



               See accompanying notes to the financial statements
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

RIVAL TECHNOLOGIES INC.
Statement of Income and Deficit
For the Six and Three months ended June 30, 2002
(Expressed in Canadian Dollars)
(Unaudited - prepared by management)

                                          2002        2001       2002        2001
--------------------------------------------------------------------------------
                                          (Six months)          (Three months)

SALES                               $    74,447   $  101,328   $   37,429   $   73,822

COST OF SALES                            37,347       48,392       21,554       39,732
                                    -----------   ----------   ----------   ----------

GROSS PROFIT                             37,100       52,936       15,875       34,090
                                    -----------   ----------   ----------   ----------

EXPENSES

       Accounting and legal               5,488        9,573          488        9,034
       Automobile                             -          234            -          234
       Conferences, meetings & dues          90            -            0            -
       Interest and bank charges            942          254          108          147
       Management fees                   15,000            -        7,500            -
       Office and other                   5,434        2,078        3,552        1,744
       Regulatory fees                    3,241        4,765          838        1,598
       Rent                              18,889       16,602        9,693        8,202
       Telephone and utilities            2,729        3,341        1,367        1,600
       Travel                             1,246            -          915            -
                                    -----------   ----------   ----------   ----------
                                         53,059       36,847       24,461       22,559
                                    -----------   ----------   ----------   ----------

NET INCOME (LOSS)                   (    15,959)      16,089   (    8,586)      11,531

Basic earning (loss) per share      (     0.002)        0.01   (    0.001)        0.01

DEFICIT, beginning of period        ( 6,365,587) ( 6,949,821)  (6,372,960)  (6,945,263)
                                    -----------   ----------   ----------   ----------

DEFICIT, end of period             $( 6,381,546) $(6,933,732) $(6,381,546) $(6,933,732)

Weight average number of shares       5,953,954    1,042,629    5,953,954    1,042,629
                                    -----------   ----------   ----------   ----------

Fully diluted earning (loss) per
 Share                              (     0.002)        0.01   (    0.001)        0.01


                 See accompanying notes to financial statements



-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

RIVAL TECHNOLOGIES INC.
Statement of Cash Flows
For the Six and Three months ended June 30, 2002
(Expressed in Canadian Dollars)
(Unaudited - prepared by management)


                                    2002        2001       2002        2001
-------------------------------------------------------------------------------
                                      (Six months)          (Three months)

Cash derived from (applied to)

      Operating

      Net income (loss)         $  (15,959)  $  16,089   $  (8,586) $  11,531

      Change in non-cash
      operating working capital      3,839      38,294      10,707      6,958
                               -----------   ----------   ----------  --------
                                   (12,120)     54,383       2,121     18,489

      Financing

        Advances (to) from
          related parties                -    ( 12,000)          -          -
                               -----------   ----------   ----------  --------

        Increase in cash        (   12,120)     42,383       2,121     18,489

      Cash

         Beginning of period        22,407       5,894       8,161     29,788
                               -----------   ----------   ----------  --------

         End of period          $   10,287   $  48,277   $  10,287  $  48,277




                   See accompanying notes to financial statements
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited-prepared by management)
June 30, 2002

-------------------------------------------------------------------------------


1.    Organization and continuing operations

These financial statements have been prepared on the basis of generally accepted accounting principles applicable to a going concern, which assumes that the company will realize its assets and discharge its liabilities in the normal course of business. The company has accumulated substantial losses and has a working capital deficiency of $ 6,816.00. Accordingly, its continuation will depend upon the company's ability to obtain adequate financing and to generate profitable operations in the future.


-------------------------------------------------------------------------------

2.     Summary of significant accounting policies


Basis of presentation

This interim period consolidated financial statements have been prepared by the Company in accordance with Canadian generally accepted auditing standards and practices consistent with those used in the preparation of the company's annual financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim period statements should be read together with the annual financial statements and the accompanying notes included in the company's latest annual report.


Financial instruments

The company's financial instruments consist of cash, receivables, payables and accruals and amounts due to (from) related parties. It is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.





-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Financial Statements  (continued)
(Expressed in Canadian Dollars)
(Unaudited - prepared by management)
June 30, 2002
-------------------------------------------------------------------------------

3.       Capital stock

Authorized:
    100,000,000 common shares, without par value

Issued:                             June 30,               June 30,
                                        2002                   2001
                                        ----                   ----

	                  Number                    Number
                     of Shares        Amount    of Shares    Amount
                     ---------        ------    ---------    ------
Balance, beginning
of period            5,953,934    $ 6,374,725   1,042,629  $ 5,785,371
                     ---------    -----------   ---------  -----------

Balance, end
of period            5,953,934    $ 6,374,725   1,042,629  $ 5,785,371
                     ---------    -----------   ---------  -----------

4. 	Canadian and US Generally Accepted Accounting Principles

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which differ in certain respects from those principles and practices that the company would have followed had its financial statements been prepared in accordance with accounting principles and practices accepted in the United States of America ("U.S. GAAP")
* Under US GAPP, services provided by management for $Nil consideration would be accounted for as a capital contribution at the fair market value of the services provided. Canadian GAAP does not require such an adjustment.
* Under U.S. GAA, stock issued to settle debts owed to related parties is recorded at the face value of the debt settled rather than the fair value of the debt as required under Canadian GAAP. The debts settled in 2001 through the issuance of stock were previously owed to related parties as defined in SFAS 57.

Had the company followed U.S. GAAP the effect on the financial statements of the company of the above differences is as follows:

                                           2002      2001     2002      2001
-------------------------------------------------------------------------------
                                             (Six months)      (Three months)
-------------------------------------------------------------------------------
Statement of operation and deficit
Net (Loss) earning under Canadian GAAP    15,959    16,089   (8,586)   11,531
Service contribution by management       (30,000)  (45,000) (15,000)   11,500
Gain on settlement of debt recorded
Under Canadian GAAP not recognized
Under US GAAP                                  -         -        -         -
                                               -         -        -         -
Net loss for the year under US GAAP      (45,297)  (28,911) (23,586)  (10,969)
                                         --------  -------- --------  --------
Loss per share (basic and diluted)
Under GAAP US                          $   (0.01) $  (0.00) $ (0.03) $ (0.004)
                                           ------   -------   ------   -------


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

RIVAL TECHNOLOGIES INC.
Balance Sheet
(Expressed in Canadian Dollars)
(Unaudited - prepared by management)
-------------------------------------------------------------------------------

4. Differences between Canadian and U.S. generally accepted accounting principles and practices (Continued)

     	                                         December 31       June 30
                                                   2001            2002
Balance Sheet
Shareholder (deficiency) equity under
  Canadian GAAP

Items increasing (decreasing) reported
  shareholders equity                           $    9,140        (6,189)
Additional paid in capital for services
  contributed by management                         75,000        30,000
Services contributed by management
  recognized for the period
  expenses under U.S. GAAP                         (75,000)      (30,000)
Increase in capital stock for settlement
  of debt Under U.S. GAAP                          584,022             -
Gain in settlement of debt not recognized
  under U.S. GAAP                                 (584,022)
Shareholders equity (deficiency) under
  U.S. GAAP                                     $    9,140        (6,819)
                                                ----------        -------

For the Six months ended June 30, 2002 the company had two significant customers which account for 90% and 10% of sales. For the six months ended
June 30, 2001 the company had to significant customers, which accounted for 75% and 25% of the sales


-------------------------------------------------------------------------------

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the three and six month period ended June 30, 2002.

General Overview

The Company was incorporated in 1987 for the purpose of developing a line of fire extinguishing products that would be an alternative to Halon. These products consist of vapor gas that smothers a fire in confined areas. They are used in commercial applications where water or solid chemicals would cause damage to expensive equipment, such as computers. The Company developed a product, known as NAF S-111, with two main advantages over Halon, being less toxic to humans and less damaging to the Ozone layer.

Sales of NAF S-III in North America have been steady over the past number of years. However, at the same time environmental policy in the United States and Canada has scheduled the gradual reduction of fire extinguishants that use Ozone Depleting Products ("ODPs"). This reduction will commence at the end of 2004 with complete elimination by 2030. As NAF S-III is like all Halon type fire extinguishers containing ODPs, the Company believes that future sales of NAF S-III will continue to decrease over time. While new products have been introduced by Dupont and Tyco that do not contain ODPs, the use of these products require the installation of new equipment. Rival believes that there will continue to be a market for its product as a replacement for Halon 1301 in existing applications. Rival intends to expand its business operations in the next year through the acquisition of additional fire prevention products.

Results of Operations

Three and Six Months Ended June 30, 2002 compared to June 30, 2001.

Revenues for the three months ended June 30, 2002 decreased to $37,429 as compared to $73,822 for the three months ended June 30, 2001 due to a general decrease in demand for the product. Revenues for the six months ended
June 30, 2002 decreased to $74,447 as compared to $101,328 for the six months ended September 30, 2001 due to a general decrease in demand for the product.

General and Administrative expenses for the three months ended June 30, 2002 were $24,461 as compared to $22,559 for the three months ended June 30, 2001, representing an increase of 8%. This increase was primarily attributed to payment of a full time management fee. General and Administrative expenses for the six months ended June 30, 2002 were $53,059 as compared to $36,847 for the six months ended June 30, 2001, representing an increase of 44%. This increase was primarily attributed to payment of a full time management fee.

The Company did not incur any Research and Development costs during the three or six month period ended June 30, 2002.

Liquidity and Capital Resources

During three and six month period ending June 30, 2002, the Company did not sell any of it securities.

Rival's cash position at June 30, 2002 was $10,287 as compared to $22,407 at June 30, 2001, representing a decrease of 54%.

Rival's net working capital position (current assets less current liabilities) decreased to negative ($6,816) at June 30, 2002 from $9,140 at June 30, 2001, due primarily to decreasing sales.

During the three and six month period ending June 30, 2002, the Company met all cash flow needs from internal operations.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC may be accessed at the SEC's Web site, www.sec.gov.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.  Default on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Shareholders

None.

Item 5.  Other Matters

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

None

(b) Reports on Form 8-K during the quarter ended June 30, 2002.

Current Report on Form 8-K12G3, dated June 28, 2002, filed with the Securities Exchange Commission on July 3, 2002.


SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.

	Rival Technologies Inc.


 _________________________
	By:	Perry Guglielmi
	President, Director




	_________________________
	By:	Robin Harvey
	Director