Form 10QSB
period 2002-09-30
RIVAL TECHNOLOGIES INC
filed 2002-12-06
CIK 1176337

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

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
RIVAL TECHNOLOGIES INC.
Balance Sheet
(Expressed in Canadian Dollars)                    September 30     December 31
(Unaudited - prepared by management)                   2002             2001
                                                   (Unaudited)       (Audited)
-------------------------------------------------------------------------------

Assets
Current
      Cash	                                         $   18,317      $   22,407
      Inventories	                                           -               -
      Receivables	                                       7,311          60,539
      Prepaids                                           1,297           2,713
                                                    ----------      ----------

                                                    $   26,925      $   85,659

                                                    ----------      ----------
-------------------------------------------------------------------------------

Liabilities
Current
      Payables and accruals                         $   70,375      $   76,519
                                                    ----------      ----------


Shareholders' (Deficiency) Equity

      Capital stock (Note 3)                         6,374,725       6,374,727
      Deficit                                      ( 6,418,175)    ( 6,365,587)
                                                    ----------      ----------
                                                   (    43,450)    (     9,140)
       	                                            ----------      ----------
                                                    $   26,925      $   85,659




Going Concern (Note 1)

On behalf of the Board
-------------------------------------------------------------------------------


     Perry Guglielmi (signed) Director	       Robin J. Harvey (signed) Director
     --------------------------------          --------------------------------
           PERRY GUGLIELMI	                       ROBIN J. HARVEY



               See accompanying notes to the financial statements
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

RIVAL TECHNOLOGIES INC.
Statement of Income and Deficit
For the Nine and Three months ended September 30, 2002
(Expressed in Canadian Dollars)
(Unaudited - prepared by management)

                                          2002        2001       2002        2001
--------------------------------------------------------------------------------
                                          (Nine months)          (Three months)

SALES                               $    74,447   $  102,018   $        0   $      690

COST OF SALES                            40,468       48,885        3,121          493
                                    -----------   ----------   ----------   ----------

GROSS PROFIT                             33,979       53,133       (3,121)         197
                                    -----------   ----------   ----------   ----------

EXPENSES

       Accounting and legal              14,113       10,573        8,625        1,000
       Automobile                             0          176            0          (58)
       Interest and bank charges          1,439          356          497          102
       Management fees                   22,500        7,500        7,500        7,500
       Office and other                   6,530        4,855        1,096        2,777
       Regulatory fees                    7,472        8,597        4,231        3,832
       Rent                              28,229       25,327        9,340        8,725
       Telephone and utilities            4,194        5,068        1,465        1,727
       Travel                             2,095            0          849            0
                                    -----------   ----------   ----------   ----------
                                         86,572       62,452       33,513       25,605
                                    -----------   ----------   ----------   ----------

NET INCOME (LOSS)                   (    52,593)  (    9,319)   (  36,634)   (  25,408)

DEFICIT, beginning of period        ( 6,365,582) ( 6,925,227)  (6,372,955)  (6,920,669)
                                    -----------   ----------   ----------   ----------

DEFICIT, end of period             $( 6,418,175) $(6,934,546) $(6,381,541) $(6,909,138)
                                   ===================================================

Weight average number of shares       5,953,954    1,042,629    5,953,954    1,042,629

Basic earning (loss) per share      (      0.01)   (    0.01)   (    0.01)   (    0.01)

Fully diluted earning (loss) per
 Share                              (      0.01)   (    0.01)   (    0.01)   (    0.01)


                 See accompanying notes to financial statements



-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

RIVAL TECHNOLOGIES INC.
Statement of Cash Flows
For the Nine and Three months ended September 30, 2002

(Expressed in Canadian Dollars)
(Unaudited - prepared by management)

                                    2002        2001       2002        2001
--------------------------------------------------------------------------------
                                      (nine months)          (Three months)

Cash derived from (applied to)

      Operating

      Net income (loss)         $  (52,593)  $  (9,319)  $ (36,634) $ (25,408)

      Change in non-cash
      operating working capital     48,503     127,859      44,664     89,565
                                 ---------   ---------   ---------   --------
                                    (4,090)    118,540       8,030     64,157
                                 ---------   ---------   ---------   --------

      Financing

        Advances (to) from
          related parties                -    ( 66,591)          -          -
                                 ---------   ---------   ---------   --------

        Increase in cash        (    4,090)     51,949       8,030      9,566

      Cash

         Beginning of period        22,407       5,894      10,287     48,277
                                 ---------   ---------   ---------   --------

         End of period          $   18,317   $  57,843   $  18,317  $  57,843
                                 =========   =========   =========   ========



                   See accompanying notes to financial statements
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(Unaudited-prepared by management)
September 30, 2002

-------------------------------------------------------------------------------


1.    Organization and continuing operations

These financial statements have been prepared on the basis of generally accepted accounting principles applicable to a going concern, which assumes that the company will realize its assets and discharge its liabilities in the normal course of business. The company has accumulated substantial losses and has a working capital deficiency of $ 43,450.00. Accordingly, its continuation will depend upon the company's ability to obtain adequate financing and to generate profitable operations in the future.


-------------------------------------------------------------------------------

2.     Summary of significant accounting policies


Use of estimates

In conformity with generally accepted accounting principles, management is required to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those reported.



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





-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Financial Statements  (continued)
(Expressed in Canadian Dollars)
(Unaudited - prepared by management)
September 30, 2002
-------------------------------------------------------------------------------

3.       Capital stock

Authorized:
    100,000,000 common shares, without par value

Issued:                        September 30,          September 30,
                                        2002                   2001
                                        ----                   ----

	                  Number                    Number
                     of Shares        Amount    of Shares    Amount
                     ---------        ------    ---------    ------
Balance, beginning
of period            5,953,934    $ 6,374,727   1,042,629  $ 5,785,371
                     ---------    -----------   ---------  -----------

Balance, end
of period            5,953,934    $ 6,374,727   1,042,629  $ 5,785,371
                     ---------    -----------   ---------  -----------

4. 	Canadian and US Generally Accepted Accounting Principles

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which differ in certain respects from those principles and practices that the company would have followed had its financial statements been prepared in accordance with accounting principles and practices accepted in the United States of America ("U.S. GAAP")
* Under US GAAP, services provided by management for $Nil consideration would be accounted for as a capital contribution at the fair market value of the services provided. Canadian GAAP does not require such an adjustment.
* Under U.S. GAAP, stock issued to settle debts owed to related parties is recorded at the face value of the debt settled rather than the fair value of the debt as required under Canadian GAAP. The debts settled in 2001 through the issuance of stock were previously owed to related parties as defined in SFAS 57.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

RIVAL TECHNOLOGIES INC.
Balance Sheet
(Expressed in Canadian Dollars)
(Unaudited - prepared by management)
-------------------------------------------------------------------------------

4. Differences between Canadian and U.S. generally accepted accounting principles and practices (Continued)


Had the company followed U.S. GAAP the effect on the financial statements of the company of the above differences is as follows:

                                           2002      2001     2002      2001
-------------------------------------------------------------------------------
                                             (Nine months)      (Three months)
-------------------------------------------------------------------------------
Statement of operation and deficit

Net (Loss) earning under Canadian GAAP   (15,959)   16,089   (8,586)   11,531
Service contribution by management       (30,000)  (45,000) (15,000)  (22,500)
Gain on settlement of debt recorded
 under Canadian GAAP not recognized
 under US GAAP                                  -         -        -         -
                                         --------  -------- --------  --------

Net loss for the year under US GAAP      (45,959)  (28,911) (23,586)  (10,969)
                                         --------  -------- --------  --------
Loss per share (basic and diluted)
Under GAAP US                          $  (0.008) $  (0.03) $(0.004) $  (0.01)
                                           ------   -------   ------   -------

Balance Sheet
     	                                        September       December
                                                 30, 2002       31, 2001

Shareholder (deficiency) equity under           $   (6,819)     $  9,140
  Canadian GAAP
Items increasing (decreasing) reported
  shareholders equity
Additional paid in capital for services
  contributed by management                         30,000        75,000
Services contributed by management
  recognized for the period
  expenses under U.S. GAAP                         (30,000)      (75,000)
Increase in capital stock for settlement
  of debt Under U.S. GAAP                                -       584,022
Gain in settlement of debt not recognized
  under U.S. GAAP                                        -      (584,022)
                                                ----------      --------

Shareholders equity (deficiency) under
  U.S. GAAP                                     $  (6,819)      $  9,140
                                                ----------        -------

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
of Operations

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the three and nine month period ended September 30, 2002.

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

Results of Operations

Three and Nine Months Ended September 30, 2002 compared to September 30, 2001.

Revenues for the three months ended September 30, 2002 decreased to $0 in as compared to $690 for the three months ended September 30, 2001 due to the intermittent nature of orders for the Company's product and general decrease in demand for the product. Revenues for the nine months ended September 30, 2002 decreased to $74,447 as compared to $102,018 for the nine months ended September 30, 2001 due to a general decrease in demand for the product

General and Administrative expenses for the three months ended September 30, 2002 were $33,513 as compared to $25,605 for the three months ended September 30, 2001, representing an increase of 32%. This increase was primarily attributed to increased accounting and legal expenses incurred by the Company in its efforts to become a fully reporting company and trade its securities in the United States. General and Administrative expenses for the nine months ended September 30, 2002 were $86,572 as compared to $62452 for the nine months ended September 30, 2001, representing an increase of 38%. This increase was primarily attributed to payment of a full time management fee and increased accounting and legal expenses incurred by the Company in its efforts to become a fully reporting company and trade its securities in the United States.

The Company did not incur any Research and Development costs during the three or nine month period ended September 30, 2002.

Liquidity and Capital Resources

During three month period ending September 30, 2002, the Company sold 150,000 common shares for consideration of $30,000 in order to effect a merger with Tracker Capital Corp..

The Company's cash position at September 30, 2002 was $18,317 as compared to $57,843 at September 30, 2001, representing a decrease of 68%.

The Company's net working capital position (current assets less current liabilities) increased to negative ($43,450) at September 30, 2002 from negative ($1,149,175) at September 30, 2001, due primarily to settlement of debt through the issue of shares of the Company.

During the three month period ending September 30, 2002, the Company met all cash flow needs from internal operations.

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

On August 23, 2002, the Company sold 150,000 common shares for consideration of $30,000.

Item 3.  Default on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Shareholders

The Company held its Annual General Meeting of Shareholders on September 20, 2002. At the Annual General Meeting the following five resolutions were considered and approved by the Company's shareholders as set forth below:
1. To re-appoint Grant Thornton auditors of the Company for the ensuing year.
2. To fix the number of Directors for the forthcoming year at three (3).
3. To elect Perry Guglielmi and Robin Harvey as Directors of the Company for the ensuing year.
4. To ratify and confirm all acts, deeds and things done and proceedings taken by the Directors and Officers of the Company since the last annual general meeting.
5. To authorize and approve the granting and exercise of stock options that the Company might see fit in their discretion to grant to directors, officers and/or employees of the Company and/or its subsidiaries during the forthcoming year.

Item 5.  Other Matters

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

None

(b) Reports on Form 8-K during the quarter ended September 30, 2002.

Current Report on Amended Form 8-K12G3, dated September 19, 2002, filed with the Securities Exchange Commission on September 20, 2002.


SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.

	Rival Technologies Inc.


 -----------------------
	By:	Perry Guglielmi
	President, Director



 -----------------------
	By:	Robin Harvey
	Director