Form 10KSB
period 2002-12-31
RIVAL TECHNOLOGIES INC
filed 2003-04-15
CIK 1176337

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-KSB
           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


For the year ended December 31, 2002
Commission File No.

                           RIVAL TECHNOLOGIES INC.
              (Exact name of registrant as specified in its charter)

British Columbia	                                           n/a
(State of organization)                 	(I.R.S. Employer Identification No.)

#200, 100 Park Royal, West Vancouver, British Columbia, Canada V7T 1A2 (Address of principal executive offices)

Registrant's telephone number, including area code: (604) 913-0877

Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendments to this Form 10-KSB.     [X]

Issuer's Revenue during the year ended December 31, 2002:  $79,495

As of December 31, 2002, the registrant had 6,183,934 shares of its common stock, no par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of Cdn$0.25 per share (the selling or average bid and asked price) as of December 31,
2002: Cdn$1,545,984	N/A.

DOCUMENTS INCORPORATED BY REFERENCE:

None

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

The Company has a long history in research and development of its fire extinguishant products, including participation in environmental policy with the United States Environmental Protection Agency (USEPA), as well as standardization of the clean agent fire extinguishing applications through the National Fire Protection Association (NFPA).

The Company has established a market in North America for its environmentally safe, economical products. Its primary product, marketed as NAF S-111, is a replacement for Halon 1301 used in commercial applications for total flood fire suppression systems. The Company has received acceptance for the sale of NAF S-111 from the Enviromental Protection Agency in the United States (see attached EPA letter received November 13, 1996).

The Company faces competition from existing manufacturers, distributors and suppliers. As a member of National Fire Protection Association, the Defense Fire Protection Association and the United Nations Halon Replacement Subcommittee, the Company is versed on the fire extinguishant alternatives currently available and those proposed for the future. While the Company believes that it can compete effectively, many competitors have substantially greater resources and recognized business names.

NAF S-IIIT is an advanced extinguishing formula developed by the Company as an economical, effective, environmentally friendly alternative to Halon 1301 in total flooding fire suppression systems. NAF S-III is a unique blend of hydrochlorofluorocarbons (HCFC), and an ingredient added to decrease the production of breakdown products such as hydrogen fluoride (HF), to produce an effective fire-fighting agent. This blend is used so that the physical and fire extinguishing properties can be optimized while remaining environmentally benign.

Because NAF S-III is primarily a blend of HCFC, it is a halogenated agent and shares some characteristics with other halogenated agents including halon 1301. However, NAF S-111 is environmentally safer than anything currently available for commercial users. It has significantly lower ozone depletion potentials and global warming potentials, and its atmospheric lifetime is much shorter (seven years for NAF S-III versus 107 years for Halon 1301). NAF S-111 can be used in total flood or fixed system commercial applications. NAF S-III is listed as an acceptable alternative to Halon 1301 under the United States Environmental Protection Agency's Significant New Alternatives Policy (SNAP) Program and on Environment Canada's Ozone Depleting Substances Alternatives and Suppliers List.

MARKETING STRATEGY

The fire protection industry is a relatively small group of established businesses that know and deal with one another. The Company became known by participating in environmental policy with the United States Environmental Protection Agency (USEPA) and standardization of the clean agent fire extinguishing applications. The Company has achieved product recognition from the fire industry's leading safety testing authority, Underwriter's Laboratories. This has allowed the Company to sell NAF S-111 offering UL listed fire suppression systems that incorporate the product in their OEM equipment.

The Company also markets to system engineers, equipment manufacturers and independent distributors. Engineers develop total flood systems and recommend the equipment and extinguishing agent best suited to their respective plans. They are therefore a significant market group for the Company. However, thousands of systems are currently in operation worldwide and there is no guarantee that the Company will succeed in marketing to this key group. Equipment manufacturers and distributors are responsible for any changeover and are also targets of the Company's marketing strategy. As NAF S-III is virtually a "drop-in" replacement for Halon 1301, it is an attractive and economical alternative. Many manufacturers have their own distribution networks worldwide: subcontractors and agents who install extinguishing systems and refill containers with product as required.

The Company's marketing strategy also targets end users that are currently major consumers of Halon 1301 and the Company will inform them of NAF S-III's merits. The Company will continue to attend various industry meeting and conferences on Halon alternatives in order to build credibility and its name recognition in the industry.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company's principal executive and administrative offices are located at #200, 100 Park Royal, West Vancouver, BC, Canada V7T 1A2. The cost to the Company is approximately $1,000 per month, including office, long distance telephone calls and other miscellaneous secretarial, photocopying, and similar services. The rental for 2003 is on a month-to-month basis.

The Company does not anticipate adding additional offices or warehouse space in the next one-year period.



ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual General Meeting of Shareholders on September 20, 2002. At the Annual General Meeting the following five resolutions were considered and approved by the Company's shareholders as set forth below:
1. To re-appoint Grant Thornton LLP auditors of the Company for the ensuing year.
2. To fix the number of Directors for the forthcoming year at three (3).
3. To elect Piero Guglielmi and Robin Harvey as Directors of the Company for the ensuing year.
4. To ratify and confirm all acts, deeds and things done and proceedings taken by the Directors and Officers of the Company since the last annual general meeting.

5. To authorize and approve the granting and exercise of stock options that the Company might see fit in their discretion to grant to directors, officers and/or employees of the Company and/or its subsidiaries during the forthcoming year.


                                 PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock, no par value, was traded on the TSX Venture Exchange in Toronto Canada during 2002. In January, 2003 the Company's common stock, no par value, began trading on the OTC Bulletin Board.

Market Price

The following table sets forth the range of high and low sales prices for our common stock for each quarterly period indicated, as reported by the TSX Venture Exchange.

2002	            High	        Low
                 ----         ---
First Quarter	   $.20	        $.11
Second Quarter	  $.22	        $.16
Third Quarter	   $.33	        $.14
Fourth Quarter	  $.29	        $.19

2001
First Quarter	   $.20	        $.15
Second Quarter	  $.15	        $.15
Third Quarter	   $.23	        $.12
Fourth Quarter	  $.15	        $.08

2000
First Quarter	   $2.50	       $.20
Second Quarter	  $1.15	       $.70
Third Quarter	   $.45	        $.32
Fourth Quarter	  $.35	        $.17


Shareholders

As of December 31, 2002, the Company had 187 registered shareholders holding 6,183,934 common shares.

Dividends

The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.   MANAGEMENT'S PLAN OF OPERATION


This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of

1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

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

Sales of NAF S-III in North America have been steady over the past number of years. However, at the same time environmental policy in the United States and Canada has scheduled the gradual reduction of fire extinguishing products that use Ozone Depleting Products ("ODPs"). This reduction will commence at the end of 2004 with complete elimination by 2030. As NAF S-III is like all Halon type fire extinguishers containing ODPs, the Company believes that future sales of NAF S-III will continue to decrease over time. While new products have been introduced by Dupont and Tyco that do not contain ODPs, the use of these products require the installation of new equipment.

Rival intends to expand its business operations in the next year through the acquisition of additional products and technology.

Results of Operations

Twelve Months Ended December 31, 2002 compared to December 31, 2001.

Revenues for the twelve months ended December 31, 2002 decreased by $150,429, or 65%, to $79,495 as compared to $229,924 for the twelve months ended December 31, 2001. This decrease was due to the general decrease in demand for the product.

General and Administrative expenses for the twelve months ended December 31, 2002 increased by $50,834, or 28%, to $225,196 as compared to $179,090 for the twelve months ended December 31, 2001. This increase was primarily attributed to increased accounting, legal and listing expenses incurred by the Company in its efforts to become a fully reporting company and trade its securities in the United States.

The Company did not incur any Research and Development costs during the twelve-month period ended December 31, 2002.

Twelve Months Ended December 31, 2001 compared to December 31, 2000.

Revenues for the twelve months ended December 31, 2001 decreased by $12,393, or 5%, to $229,924 as compared to $242,317 for the twelve months ended

December 31, 2000. This decrease was due to the intermittent nature of orders for the Company's product and general decrease in demand for the product.

General and Administrative expenses for the twelve months ended December 31, 2001 increased by $321, or 0.1%, to $179,090 as compared to $178,969 for the twelve months ended December 31, 2001.

The Company did not incur any Research and Development costs during the twelve-month period ended December 31, 2001.

Liquidity and Capital Resources

During twelve-month period ending December 31, 2002, the Company issued 150,000 common shares for consideration of $30,000 in order to effect a merger with Tracker Capital Corp.

The Company's cash position at December 31, 2002 decreased by $17,057, or 76%, to $5,350 as compared to $22,407 at December 31, 2001.

The Company's net working capital position (current assets less current liabilities) at December 31, 2002, decreased by $108,580, or 1,187%, to a negative position of ($117,620) from a positive position of $9,140 at December 31, 2001. This decrease was due primarily to decreasing revenues from sale of the Company's product.

During the twelve-month period ending December 31, 2002, the Company saw a significant reduction in revenue from the sale of its product and, as a result, did not meet all cash flow needs from internal operations. This reduction in revenue is expected to continue. The Company believes it will have to sustain its operations during the next twelve months through the sale of debt and/or equity securities, loans from shareholders.


ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of December 31, 2002, are attached hereto as an exhibit.

Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2002 and 2001


                                       [logo of Grant Thornton]

Contents




                                                                     Page
                                                                     ----

Independent Auditors' Report on the Consolidated Financial Statements	1

Consolidated Balance Sheets                                             2

Consolidated Statements of Operations and Deficit                       3

Consolidated Statements of Cash Flows                                   4

Notes to the Consolidated Financial Statements                       5-10












[logo of Grant Thornton]

                                              [logo of Grant Thornton]
Grant Thornton LLP
Chartered Accountants
Management Consultants




Independent Auditors' Report on the
Consolidated Financial Statements


To the Shareholders of
Rival Technologies Inc.


We have audited the consolidated balance sheets of Rival Technologies Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations and deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the company has not established source of revenue, has a significant working capital deficiency, and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ GRANT THORNTON LLP
Vancouver, Canada                   Grant Thornton LLP
March 28, 2003                      Chartered Accountants


P.O. Box 11177, Royal Centre
Suite 2800
1055 West Georgia Street
Vancouver, BC  V8E 4N3
T (604) 687-2711
F (604) 685-6569
E  Vancouver@GrantThornton.ca
W  www.GrantThornton.ca

Canadian Member of Grant Thornton International                        1

---------------------------------------------------------------------------

Rival Technologies Inc.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)
December 31                                       2002            2001
---------------------------------------------------------------------------

Assets
Current
   Cash                                      $      5,350   $     22,407
   Receivables                                          -         60,539
   Prepaids                                             -          2,713
                                             ------------   ------------

                                             $      5,350   $     85,659
                                             ------------   ------------

---------------------------------------------------------------------------

Liabilities
Current
   Trade payables                            $    110,470    $    68,519
   Accrued liabilities                             12,500          8,000
                                             ------------   ------------

                                                  122,970         76,519
                                             ------------   ------------

Shareholders' (Deficiency) Equity
Capital stock (Note 5)                          6,993,249      6,958,749
Additional paid-in capital (Note 5)               105,000         75,000
Deficit                                        (7,215,869)    (7,024,609)
                                             ------------   ------------

                                                 (117,620)         9,140
                                             ------------   ------------

                                             $      5,350   $     85,659

---------------------------------------------------------------------------

Going concern (Note 1)














 See accompanying notes to the consolidated financial statements.

[logo of Grant Thornton]                                                2
---------------------------------------------------------------------------

---------------------------------------------------------------------------

Rival Technologies Inc.
Consolidated Statements of Operations and Deficit
(Expressed in Canadian Dollars)
Years Ended December 31	                         2002           2001
---------------------------------------------------------------------------

Sales	                                       $     79,495   $    229,924

Cost of sales                                      45,559        125,622
                                             ------------   ------------

Gross profit                                       33,936        104,302
                                             ------------   ------------

Expenses
   Accounting and legal	                           45,467         18,573
   Listing costs (Note 3)                          56,403              -
   Depreciation and amortization                        -            205
   Management services                             60,000         89,600
   Office and other                                 8,768         19,467
   Regulatory fees                                 11,989         10,498
   Rent                                            33,034         33,529
   Telephone and utilities                          6,144          6,595
   Travel and automobile                            3,391            623
                                             ------------   ------------

                                                  225,196        179,090
                                             ------------   ------------

Net loss                                     $   (191,260)  $    (74,788)
                                             ------------   ------------

Weighted average number of shares               5,959,633      2,033,507
                                             ------------   ------------

Basic and fully diluted loss per share	     $      (0.03)  $      (0.04)
                                             ------------   ------------

---------------------------------------------------------------------------

Deficit, beginning of year (Note 4)          $ (7,024,609)  $ (6,949,821)

Net loss                                         (191,260)       (74,788)
                                             ------------   ------------

Deficit, end of year                         $ (7,215,869)  $ (7,024,609)
                                             ------------   ------------
---------------------------------------------------------------------------














    See accompanying notes to the consolidated financial statements.

[logo of Grant Thornton]                                                3
---------------------------------------------------------------------------

---------------------------------------------------------------------------

Rival Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)
Years Ended December 31	                           2002           2001
---------------------------------------------------------------------------

Cash derived from (applied to)

  Operating
    Net loss                                 $   (191,260)  $    (74,788)
    Depreciation and amortization                       -            205
    Listing costs settled by issuance of
        shares                                     22,500              -
    Management services contributed                30,000         75,000
    Change in non-cash operating working
        capital
      Receivables and prepayments                  63,252         (1,025)
      Inventories                                       -         90,000
      Payables and accruals                        46,451       (102,097)
      Due to related parties                            -           (782)
                                             ------------   ------------

                                                  (29,057)       (13,487)

  Financing
    Private placement of shares	                   12,000         30,000
                                             ------------   ------------

Net (decrease) increase in cash                   (17,057)        16,513

Cash

  Beginning of year                                22,407          5,894
                                             ------------   ------------

  End of year                                $      5,350   $     22,407
                                             ------------   ------------


---------------------------------------------------------------------------

Non-cash items not included in cash flows:
  Settlement of outstanding debt resulting in:
    Decrease in payables and accruals        $          -   $    (69,780)
    Decrease in due to related parties                  -     (1,073,598)
    Increase in capital stock                           -      1,143,378
  Shares issued for listing costs                  22,500              -
  Management services provided at no cost          30,000         75,000

---------------------------------------------------------------------------











     See accompanying notes to the consolidated financial statements.

[logo of Grant Thornton]                                                4
---------------------------------------------------------------------------

---------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
December 31, 2002 and 2001
---------------------------------------------------------------------------


1.  Operations and going concern

The company is incorporated under the Company Act of British Columbia with its head office in the City of West Vancouver, British Columbia, Canada.

The company was the exclusive licensed manufacturer and distributor worldwide of a brand of fire extinguishants and fire retardant products. The licence agreement was terminated in December 1999. During the three years ended December 2002, all sales were made to customers in Canada.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The company's continued existence is dependent upon its ability to raise substantial capital, maintain adequate financing arrangements and to generate profitable operations in the future. During 2001, control of the company passed to a new group that is actively seeking to raise capital and to identify possible business acquisitions.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

---------------------------------------------------------------------------

2.  Summary of significant accounting policies

Basis of accounting

These consolidated financial statements are presented in Canadian dollars and in accordance with accounting principles generally accepted in the United States of America and include the accounts of the company and its wholly-owned subsidiary, Rival Technologies (Delaware) Inc. and its former subsidiary Tracker Capital Corp. which merged with Rival Technologies (Delaware) Inc. during 2002.

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

Financial instruments

The company's financial instruments consist of cash, receivables and payables and accruals. It is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. It was not practicable to determine the fair value of amounts due from/to related parties. The fair value of the other financial instruments approximate their carrying values.

[logo of Grant Thornton]                                                5
---------------------------------------------------------------------------

---------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
December 31, 2002 and 2001

---------------------------------------------------------------------------

2.  Summary of significant accounting policies (Continued)

Revenue recognition

The company sells fire extinguishants and fire retardant products. The company invoices its customers at an agreed price per volume of goods shipped.

The company recognizes revenues when goods have been shipped, invoices rendered and collection is reasonably assured. Allowances for non-collection of revenues are made when collectibility becomes uncertain. Shipping and handling costs are included in cost of sales.

Deferred income taxes

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements and losses carried forward for income tax purposes that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying the presently enacted tax rates and laws. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Loss per share

Basic loss per share amounts outstanding at year end have been calculated using the weighted average number of shares outstanding. The dilutive effect of the 170,000 (2001: 250,000) warrants is not reflected in loss per share as the effect would be antidilutive.

Capital stock issued for other than cash

Capital stock issued for settlement of debts is valued at a settlement price which approximates the quoted stock price at the time of the agreement to issue stock or otherwise at a comparable private placement price for cash. Any excess of the face value of the debts over the settlement price ascribed to the stock is recognized as a gain on settlement of debt.

Capital stock issued for settlement of debts owed to related parties is recorded at the face value of the debt.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS
No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

[logo of Grant Thornton]                                                6
---------------------------------------------------------------------------

---------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
December 31, 2002 and 2001
---------------------------------------------------------------------------

2.  Summary of significant accounting policies (Continued)

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock-Based Compensation:" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The accounting provisions are effective for the company beginning with the company's quarter ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The disclosure requirements of FIN 45 were effective for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB
No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the company's financial position or results of operations.

---------------------------------------------------------------------------

3.		Acquisition

Pursuant to an Agreement and Plan of Reorganization dated May 30, 2002 entered into between the company, Tracker Capital Corp. ("Tracker"), and its shareholders, the company agreed to purchase all of Tracker's outstanding common shares for 150,000 of the company's common shares and other consideration consisting of cash and payments of certain fees and expenses equal to $30,000.

As a result of this transaction, Tracker became a subsidiary of Rival Technologies Inc. The transaction has been accounted for by the purchase method with the company as the acquirer. Immediately following the acquisition, Rival Technologies (Delaware) Inc., a wholly-owned subsidiary of Rival merged with Tracker.

At the date of acquisition, Tracker was inactive and did not have any assets or liabilities.

[logo of Grant Thornton]                                                7
---------------------------------------------------------------------------

---------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
December 31, 2002 and 2001
---------------------------------------------------------------------------

3.  Acquisition (Continued)

The consideration provided was as follows:

  150,000 common shares at $0.15 per share        $        22,500
  Legal fees and other costs incurred                      33,903
                                                  ---------------

                                                  $        56,403


As a result of the acquisition of Tracker, the company gained the right and elected to become a reporting issuer in the United States. These costs have been expensed in the statement of operations as listing costs.

---------------------------------------------------------------------------

4.  Comparative figures

In prior years, the company presented its financial statements in accordance with accounting principles generally accepted in Canada. As a result of becoming a reporting issuer in the United States, the company has prepared its financial statements in accordance with accounting principles generally accepted in the United States of America.

As a result, the 2001 comparative figures have been restated from those previously reported as follows:


                                                                  2001
                                                                  ----

  Statement of operations
    Net earnings (loss), as previously reported under
         Canadian GAAP                                    $     584,234
    Adjustment for:
      Increase in management services expense for
         services contributed by management                     (75,000)
      Decrease in gain on settlement of debt for
         amounts recognized as capital contribution
         under U.S. GAAP                                       (584,022)
                                                          -------------

    Net loss under U.S. GAAP                              $     (74,788)
                                                          =============

  Balance sheet
    Capital stock, as previously reported under
         Canadian GAAP                                    $   6,374,727
    Additional paid in capital for services
         contributed by management                               75,000
    Increase in capital stock for gain on settlement
         of debt under U.S. GAAP                                584,022
                                                          -------------

    Capital stock under U.S. GAAP                         $   7,033,749
                                                          =============

  Deficit, as previously recorded under Canadian GAAP $ (6,365,587) Services contributed by management recognized as
         period expense under U.S. GAAP                         (75,000)
  Gain on settlement of debt not recognized under
         U.S. GAAP                                             (584,022)
                                                          -------------

  Deficit under U.S. GAAP                                 $  (7,024,609)
                                                          =============

[logo of Grant Thornton]                                                8
---------------------------------------------------------------------------

---------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
December 31, 2002 and 2001
---------------------------------------------------------------------------

5.  Capital stock

Authorized:
   100,000,000 common shares, without par value

Issued:

                                                                 Additional
                                     Number       Capital        Paid-In        Total
                                     of Shares    Stock          Capital        Amount
                                     ----------   ------------   ------------   ------------
Balance as at December 31, 2000       1,042,629   $  5,785,371   $          -   $  5,785,371
Settlement of outstanding debt to
   Explosafe International B.V.       4,096,087      1,073,598              -      1,073,598
Settlement of outstanding debt to
   related parties                      565,218         69,780              -         69,780
Private placement                       250,000         30,000              -         30,000
Services contributed by management            -              -         75,000         75,000
                                     ----------   ------------   ------------   ------------

Balance as at December 31, 2001       5,953,934      6,958,749         75,000      7,033,749
Exercise of warrants                     80,000         12,000              -         12,000
Purchase of Tracker Capital Corp.       150,000         22,500              -         22,500
Services contributed by management            -              -         30,000         30,000
                                     ----------   ------------   ------------   ------------

Balance as at December 31, 2002       6,183,934   $  6,993,249   $    105,000   $  7,098,249
                                     ----------   ------------   ------------   ------------

Shares issuable under share purchase warrants:


                                    Number of                         Number of
                                    Shares                            Shares
                                    Issuable at                       Issuable at
Expiry Date      Exercise Price     December 31, 2001    Exercised    December 31, 2002
-----------      --------------     -----------------    ---------    -----------------

August 17, 2003           $0.15               250,000       80,000              170,000

Subsequent share issuances

Subsequent to year end, the company issued 100,000 common shares at $0.15 per share for
$15,000 on exercise of share purchase warrants.


[logo of Grant Thornton]                                                9
---------------------------------------------------------------------------

---------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
December 31, 2002 and 2001
---------------------------------------------------------------------------

6.  Income taxes

Income tax expense

                                           2002             2001
                                           ----             ----

Net loss                             $   (191,260)   $   (74,788)
                                     ------------    -----------

Income tax rate                                40%            45%
                                     ------------    -----------

Income tax expense (recovery) at
  current tax rates                  $    (76,000)   $   (34,000)
Non-deductible charges                     12,000         34,000
Deduct:  valuation allowance               64,000              -
                                     ------------    -----------

                                     $        Nil    $       Nil

The company has non-capital losses and other deductions of approximately $2,650,000 that may be utilized to offset income for Canadian income tax purposes in future years. The right to claim the losses expires in varying amounts between 2003 and 2009. Also, the availability of the losses for income tax purposes is subject to certain restrictions because there was a change in control of the company in 2001. As a result the losses may be restricted to utilization against future income that may be earned from the fire extinguishants and fire retardant business.

These financial statements do not reflect the tax benefits that may be realized in future years related to these losses due to the uncertainty of their realization.

Deferred income taxes consist of the following temporary differences:

  Non-capital loss carry forwards and other deductions  $   950,000
  Valuation allowance                                      (950,000)
                                                        -----------

                                                        $       Nil

---------------------------------------------------------------------------

7.  Economic dependence

For the year ended December 31, 2002, the company had two significant customers, which accounted for 94% and 6% of sales. For the year ended December 31, 2001, the company had two significant customers, which accounted for 72% and 28% of sales.

---------------------------------------------------------------------------

8.  Related party transactions

Transactions with related parties are recorded at their exchange amounts. Related party transactions with directors and officers and with companies directly related to current directors and former directors not disclosed elsewhere in these financial statements are summarized as follows:


                                     2002               2001
                                     ----               ----

Management services               $   60,000          $   90,000
                                  ----------          ----------

[logo of Grant Thornton]                                               10
---------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The principal independent accountant for the Company, Grant Thornton LLP, has neither resigned nor been dismissed.

                                PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the directors and executive officers of the Company, their ages, and all positions held with the Company.

Name                       Age       Position(s)
----------------------------------------------------------------------
Robin J. Harvey            44        Director
Piero D. Guglielmi         37        Director/President

Mr. Piero D. Guglielmi received training in international marketing from Simon Fraser University in Vancouver, British Columbia. Between 1989 and 1996, he was in charge of research and development, as well as, corporate filing for North American Fire Guardian Technology, Inc. From 1996 until January 2001 Mr. Guglielmi was in charge of technical marketing and a director of North American Fire Guardian Technology, Inc. In January 2001, North American Fire Guardian Technology Inc. underwent corporate restructuring, and the company's name was changed to Rival Technologies Inc. In August 2002, Mr. Guglielmi was elected President by the shareholders of Rival Technologies Inc. and remains in the position presently.

Ms. Robin J. Harvey worked at Club Med Sales as the Sales, Transportation & Marketing Manager in Vancouver, B.C., from 1990 to 1996 where she was responsible for sales management to the Western Canadian travel industry, including promotional development, operational budgets, media buying and planning for the region. Subsequently, she was Corporate Sales Manager & Promotional Sales & Marketing Manager, British Columbia for AVIS Rent a Car until 2000. At Avis, she was responsible for corporate sales and marketing, establishing new business, territory management and development and expansion of "on-line" marketing relationships and CRM development, promotions, special events, trade and media relationships and location expansions including "start ups". In 2001, Robin Harvey became President of Mytravelguide.com, Inc., a reporting issuer in the United States traded on the NASD OTC BB. She resigned from this position in September, 2001 due to a merger and change of control of this company. She is currently with RJH Production Group as an Independent Marketing Contractor.

Currently there are no agreements or understanding for any officer or director to resign at the request of another person and that none of the officers or directors are acting on behalf of or will act at the direction of any other person.

The Company does not have an audit committee financial expert serving on its audit committee. The Company's revenue from operations has declined and as a result its financial accounting issues are being streamlined and simplified. As the Company acquires new products and technology in the future, it intends to identify and appoint a financial expert to serve on its audit committee.

The Company has not adopted a code of ethics applicable to principal executive officers. The current President has been an executive officer of the Company for more than five (5) years. As new executive officers are appointed in the future, the Company intends to adopt a code of ethics and post the same on its website.


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
=================================================================
|  Name and         |          |   Long Term Compensation       |
|  Principal        |          |          Awards                |
|  Position         |   Year   |    Restricted Stock Awards     |
=================================================================
|  Piero Guglielmi  |    2002  |       $30,000                  |
|  President        |          |                                |
-----------------------------------------------------------------

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

No other compensation has been paid to any officer and/or director for his services rendered to the Company, nor has any received such compensation in the past.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and
Officers:

Title of Class	  Name and Address	             Amount and Nature	  Percentage
               		Of Beneficial	                of Beneficial	      of Class
	                Owner	                        Ownership
--------------	  ----------------	             -----------------	  -----------

No Par Value 	   Piero Guglielmi	              45,131 Shares	      0.7%
Common Stock	    President and Director
	                #207, 3663 West 16th Avenue
	                Vancouver, BC
                	Canada, V6R 3C3

No Par Value	    Robin J. Harvey	              0 Shares	           0%
Common Stock	    Director
                	Suite 200, 100 Park Royal
                	West Vancouver, BC
                	Canada, V7T 1A2

No Par Value	    Elio Guglielmi	               775,735 Shares	     12.5%
Common Stock	    Holder of Over 5%
                	2929 West 24th Avenue
                	Vancouver, BC
                	Canada, V6L 1R5

No Par Value	    Peter G. Matthews	            3,935,587 Shares	   63.6%
Common Stock	    Holder of Over 5%
                	Suite 200, 100 Park Royal
                	West Vancouver, BC,
                	Canada, V7T 1A2

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no material transactions in the past two years or proposed transactions to which the Company has been or is proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

The Company has no promoters. There have been no transactions that have benefited or will benefit its officers or directors either directly or indirectly.


ITEM 13.  EXHIBITS


EXHIBITS

1. The exhibit consisting of the Company's Memorandum of Incorporation is attached to the Company's Form 8K, filed on July 3, 2002. This exhibit is incorporated by reference to that Form.

2. The exhibit consisting of the Company's Articles of Incorporation are attached to the Company's Form 8K, filed on July 3, 2002. This exhibit is incorporated by reference to that Form.

                         SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Rival Technologies Inc.




By: /s/ Piero Guglielmi, President
Date:   March 31, 2003

                    CERTIFICATION PURSUANT TO SECTION 302
                      OF THE SARBANES-OXLEY ACT OF 2002

I, Piero Guglielmi, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Rival
Technologies Inc. for the year ended December 31, 2002;

2. 	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. 	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. 	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) 	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
and

6. 	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003



/s/ PIERO GUGLIELMI
-------------------
Piero Guglielmi,
President