Form 10QSB
period 2003-03-31
RIVAL TECHNOLOGIES INC
filed 2003-05-20
CIK 1176337

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the transition period from           to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2003, 6,283,934 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes [ ]  No [X]

---------------------------------------------------------------------------

Rival Technologies Inc.
Consolidated Balance Sheets
(Unaudited - prepared by management)
Expressed in Canadian Dollars
                                                March 31,    December 31,
                                                     2003           2002
---------------------------------------------------------------------------
                                               (Unaudited)      (Audited)
Assets
Current
   Cash                                      $      2,487   $      5,350
                                             ============   ============

---------------------------------------------------------------------------

Liabilities
Current
   Accounts payables                         $    116,726    $   110,470
   Accrued liabilities                              5,000         12,500
                                             ------------   ------------
                                                  121,726        122,970
                                             ------------   ------------

Shareholders' (Deficiency) Equity
Capital stock (Note 3)                          7,008,249      6,993,249
Additional paid-in capital (Note 3)               105,000        105,000
Deficit                                        (7,232,488)    (7,215,869)
                                             ------------   ------------

                                                 (124,213)      (117,620)
                                             ------------   ------------
                                             $      2,487   $      5,350
                                             ============   ============


---------------------------------------------------------------------------

Going concern (Note 1)
On behalf of the Board

   Perry Guglielmi (sgd) Director          Robin Harvey (sgd) Director
   ------------------------------          ---------------------------
          PERRY GUGLIELMI                         ROBIN HARVEY


 See accompanying notes to the consolidated financial statements.

---------------------------------------------------------------------------

Rival Technologies Inc.
Consolidated Statements of Income and Deficit
(Unaudited - prepared by management)
Expressed in Canadian Dollars

First Quarter ended March 31,                      2003           2002
---------------------------------------------------------------------------

Sales	                                       $          -   $     37,018

Cost of sales                                           -         15,793
                                             ------------   ------------

Gross profit                                            -         21,225
                                             ------------   ------------

Expenses
   Accounting and legal	                           10,338          5,000
   Conferences, meetings & association dues             -             90
   Consulting                                       2,250              -
   Interest and bank charges                            -            834
   Office and other                                 1,783          1,882
   Regulatory fees                                  1,577          2,403
   Rent                                                 -          9,196
   Management fee                                       -          7,500
   Telephone & utilities                              171          1,362
   Travel                                             500            331
                                             ------------   ------------
                                                   16,619         28,598
                                             ------------   ------------

Net loss                                          (16,619)        (7,373)
                                             ------------   ------------

Weighted average number of shares               6,059,633      5,959,633
Basic and fully diluted loss per share	          (0.00)         (0.03)
                                             ------------   ------------

---------------------------------------------------------------------------

Deficit, beginning of period                 $ (7,215,869)  $ (7,024,609)

Net loss                                     $    (16,619)  $     (7,373)
                                             ------------   ------------

Deficit, end of period                       $ (7,232,488)  $ (7,031,982)
                                             ============   ============
---------------------------------------------------------------------------





    See accompanying notes to the consolidated financial statements.

---------------------------------------------------------------------------

Rival Technologies Inc.
Consolidated Statements of Cash Flows
(Unaudited - prepared by management)
Expressed in Canadian Dollars
First Quarter ended March 31,                      2003           2002
---------------------------------------------------------------------------




Cash derived from (applied to)

  Operating
    Net loss                                 $    (16,619)  $     (7,373)

    Change in non-cash operating working
        capital
      Receivables and prepayments                       -         (6,868)

      Payables                                     (1,244)             -
                                             ------------   ------------

                                                  (17,863)       (14,241)

  Financing
    Exercise of warrants                           15,000              -
                                             ------------   ------------

Net decrease in cash                               (2,863)       (14,241)

Cash

  Beginning of period                               5,350         22,407
                                             ------------   ------------

  End of period                              $      2,487   $      8,166
                                             ------------   ------------







     See accompanying notes to the consolidated financial statements.

---------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Consolidated Financial Statements
(Unaudited - prepared by management)
Expressed in Canadian Dollars
First Quarter ended March 31, 2003
---------------------------------------------------------------------------


1.  Organization and continuing operations

These financial statements have been prepared on the basis of generally accepted accounting principles applicable to a going concern, which assumes that the company will realize its assets and discharge its liabilities in the normal course of business. The company has accumulated substantial losses and has a deficiency of $124,739.00. Accordingly, it's continuation will depend upon the company's ability to obtain adequate financing and to generate profitable operations in the future.

---------------------------------------------------------------------------

2.  Summary of significant accounting policies

Basis of presentation

These consolidated financial statements are presented in Canadian dollars. They are in accordance with accounting principles generally accepted in the United States of America and with those used in the preparation of the company's annual financial statements. They include the accounts of the company and its wholly-owned subsidiary, Rival Technologies (Delaware)
Inc. and its former subsidiary Tracker Capital Corp. which merged with Rival Technologies (Delaware) Inc during 2002.

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

Financial instruments

The company's financial instruments consist of cash, receivables and payables and accruals. It is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. It was not practicable to determine the fair value of amounts due from/to related parties. The fair value of these financial instruments approximate their carrying values.

---------------------------------------------------------------------------

Rival Technologies Inc.
Notes to the Consolidated Financial Statements
(Unaudited - prepared by management)
Expressed in Canadian Dollars
First Quarter ended March 31, 2003

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


---------------------------------------------------------------------------

3.  Capital stock

Authorized:
   100,000,000 common shares, without par value

Issued:


                                     Number       Capital        Paid-In
                                     of Shares    Stock          Capital        Total
                                     ----------   ------------   ------------   ------------
Balance, beginning of period          5,953,934   $  6,958,749         75,000   $  7,033,749
Exercise of warrants                     80,000         12,000              -         12,000
Purchase of Tracker Capital             150,000         22,500              -         22,500
Services contributed by management            -              -         30,000         30,000
                                     ----------   ------------   ------------   ------------

Balance as at December 31, 2002       6,183,934      6,993,249        105,000      7,098,249

Exercise of warrants                    100,000         15,000              -         15,000
                                     ----------   ------------   ------------   ------------
Balance as at March 31, 2003         $6,283,934   $  7,008,249   $    105,000   $  7,113,249



At March 31, 2002 there were 74,000 share purchase warrants outstanding Exercisable at a price of $0.15

Item 2 - MANAGEMENT'S PLAN OF OPERATION


The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the three-month period ended
March 31, 2003.

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

Sales of NAF S-III in North America have been steady over the past number of years. However, during 2002 the Company encountered a sudden decline in orders and, as a result, has decided to discontinue marketing efforts relating to NAF S-III. The Company does not expect to sell any NAF S-III in the future.

New Business Endeavors

In February, 2003 the Company entered into a License Agreement granting it exclusive rights within certain territories to a water
treatment technology known as Water Solutions.   The Company was
unable to meet the funding requirements of the License Agreement and the agreement was terminated in May, 2003.

In May, 2003 the Company entered into letter of intent to purchase the rights to a technology used in reducing diesel engine emissions. The Company intends to complete its due diligence relating the technology and, if satisfactory, complete this acquisition in late May, 2003. Upon closing, the Company will focus its efforts primarily on the development and sale of products based on this technology. Details about the technology will be provided after closing.

Results of Operations

Three Months Ended March 31, 2003 compared to March 31, 2002.

Revenues for the three months ended March 31, 2003 decreased to $0 in as compared to $37,018 for the three months ended
March 31, 2002, representing a decrease of 100% due to the end of sales for the Company's NAF S-III product.

General and Administrative expenses for the three months ended March 31, 2003 were $16,619 as compared to $28,598 for the three months ended March 31, 2002, representing an decrease of 42%. This decrease was primarily attributed to the end of sales for the Company's NAF S-III product and the resulting decrease in management services and office rent.

The Company did not incur any Research and Development costs during the three month period ended March 31, 2003.

Liquidity and Capital Resources

During three month period ending March 31, 2003, the Company sold 113,333 common shares for consideration of $17,000 in order to fund operations. 100,000 common shares were issued and 13,333 were authorized but not yet issued.

The Company's cash position at March 31, 2003 was $2,487 as compared to $5,350 at March 31, 2003, representing a decrease of 54%.

The Company's net working capital position (current assets less current liabilities) decreased to negative ($119,239) at March 31, 2003 from negative ($117,620) at March 31, 2002, representing a decrease of 1%, due primarily to the end of sales of the Company's product NAF S-III.

During the three month period ending March 31, 2003, the Company met all cash flow needs from the sale of shares.

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

Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings
          -----------------

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

Item 2.   Changes in Securities
          ---------------------

On March 7, 2003, the Company sold 113,333 common shares for consideration of $17,000. 100,000 shares were issued and 13,333 were authorized but not yet issued.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
                 None.

Item 4.   Submission of Matters to a Vote of Security Shareholders
          --------------------------------------------------------

                 None.

Item 5.   Other Matters
          -------------
                 None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Rival Technologies Inc.


By: /s/ PERRY GUGLIELMI
---------------------------
    Perry Guglielmi
    President, Director



By: /s/ ROBIN HARVEY
--------------------------
    Robin Harvey
    Director