Form 10QSB
period 2003-06-30
RIVAL TECHNOLOGIES INC
filed 2003-08-14
CIK 1176337

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended June 30, 2003

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

Registrant's telephone number, including area code: (604) 689-0584

Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value.

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X] No [ ]

As of June 30, 2003, 41,283,934 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):

     Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RIVAL TECHNOLOGIES INC.

CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JUNE 30, 2003

RIVAL TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - Prepared by Management)

	June 30,	December 31,
	2003	2002

		(Audited)

ASSETS

Current
Cash and cash equivalents	$10,248	$5,350
Accounts receivable	6,099	-

	16,347	5,350

Intangible property (Note 3)	35,000	-

	$51,347	$5,350

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current
Accounts payable	$145,243	$110,470
Accrued liabilities	5,000	12,500
Promissory note payable (Note 4)	5,575	-

	155,818	122,970

Shareholders' deficiency
Capital stock (Note 5)
Authorized
100,000,000 common shares without par value
Issued
41,283,934 common shares	7,043,249	6,993,249
Share subscriptions	13,150	-
Additional paid in capital	105,000	105,000
Deficit	(7,265,870)	(7,215,869)

	(104,471)	(117,620)

	$51,347	$5,350

Director	Director

The accompanying notes are an integral part of these financial statements.

RIVAL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited - Prepared by Management)

	Three Month	Three Month	Six Month	Six Month
	Period Ended	Period Ended	Period Ended	Period Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

SALES	$-	$37,429	$-	$74,447

COST OF SALES	-	21,554	-	37,347

GROSS PROFIT	-	15,875	-	37,100

EXPENSES
Accounting and legal	$16,173	$488	$26,511	$5,488
Conferences, meetings and dues	-	-	-	90
Consulting	8,215	-	10,465
Interest and bank charges	335	108	335	942
Investor relations	1,250	-	1,250	-
Management fees	-	7,500	-	15,000
Office and miscellaneous	575	3,552	2,358	5,434
Regulatory fees	4,175	838	5,752	3,241
Rent	-	9,693	-	18,889
Shareholder costs	422	-	422	-
Telephone and utilities	562	1,367	733	2,729
Travel and related	500	915	1,000	1,246
Website design and maintenance	1,175	-	1,175	-

	33,382	24,461	50,001	53,059

Net loss for the period	(33,382)	(8,586)	(50,001)	(15,959)

Deficit, beginning of period	(7,232,488)	(6,372,955)	(7,215,869)	(6,365,582)

Deficit, end of period	$(7,265,870)	$(6,381,541)	$(7,265,870)	$(6,381,541)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of
common shares outstanding	17,822,396	5,953,954	12,245,812	5,953,954

The accompanying notes are an integral part of these financial statements.

RIVAL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

	Three Month	Three Month	Six Month	Six Month
	Period Ended	Period Ended	Period Ended	Period Ended
June 30, 2003 June 30, 2002			June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(33,382)	$(8,586)	$(50,001)	$(15,959)
Items not affecting cash:

Changes in non-cash working capital items:
(Increase) decrease in receivables	(6,099)	4,590	(6,099)	16,863
Increase in prepaid expenses and deposits	-	8,857	-	(141)
Increase (decrease) in accounts payable and
accrued liabilities	30,517	(2,740)	27,273	(12,883)

Net cash used in operating activities	(8,964)	(2,121)	(28,827)	(12,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note payable	5,575	-	5,575	-
Proceeds from issuance of capital stock	-	-	15,000	-
Share subscriptions received	11,150	-	13,150	-

Net cash provided by financing activities	16,725	-	33,725	-

Change in cash position during the period	7,761	(2,121)	4,898	(12,120)

Cash position, beginning of period	2,487	8,161	5,350	22,407

Cash position, end of period	$10,248	$10,287	$10,248	$10,287

Supplemental disclosure for non-cash operating,
financing and investing activities

Shares issued to acquire intangible property	$35,000	$-	$35,000	$-

The accompanying notes are an integral part of these financial statements.

RIVAL TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JUNE 30, 2003

1.

OPERATIONS AND GOING CONCERN

The Company is incorporated under the Company Act of British Columbia with its head office in the City of West Vancouver, British Columbia, Canada.

The Company was the exclusive licensed manufacturer and distributor worldwide of a brand of fire extinguishants and fire retardant products. The license agreement was terminated December 1999. During the three years ended December 2002, all sales were made to customers in North America. The Company does not expect any further sales of these products. In June 2003 the Company acquired a new technology for reducing diesel emissions and will now focus on developing and marketing this technology.

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

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used

The Company is a foreign issuer within the meaning of United States securities law and regulations. As such it is not required and has not had its auditor review this Form 10Q filing and the quarterly financial statements contained herein.

2.

SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation

These consolidated financial statements are presented in Canadian dollars. They are in accordance with accounting principles generally accepted in the United States of America and with those used in the preparation of the Company's annual financial statements. They include the accounts of the company and its wholly owned subsidiary, Rival Technologies (Delaware) Inc. and its former subsidiary Tracker Capital Corp. which merged with Rival Technologies (Delaware) Inc. during 2002.

Use of estimates

In conformity with accounting principles generally accepted in the United States of America management is required to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those reported.

RIVAL TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JUNE 30, 2003

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Financial instruments

The Company's financial instruments consist of cash, receivables, payables and accruals. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Revenue recognition

The Company sells environmental products. The Company recognizes revenues when goods have been shipped, invoices are rendered and collection is reasonably assured. Allowances for non-collection of revenues are made when collectibility becomes uncertain. Shipping and handling costs are included in costs of sales.

3.

INTANGIBLE PROPERTY

The Company acquired a diesel engine technology ("CWI") from M.A. Turbo/Engine Ltd. ("M.A. Turbo"). It acquired a 100% interest in CWI technology for the automotive transportation industry, and a 20% interest in CWI technology for the marine industry. The Purchase Agreement includes an option clause to acquire the balance of the marine application. Under the terms of the Purchase Agreement, the Company has issued 35,000,000 restricted common shares at a deemed value of $0.001 per share for a deemed purchase price of $35,000. The Company has also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI technology for the automotive transportation industry, plus $100,000 for its 20% interest in CWI technology for the marine industry.

4.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $5,575 ($3,960 US) to an individual related to a  director of the Company. There are no specific terms of repayment. The note bears no interest and is payable on demand.

RIVAL TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

JUNE 30, 2003

5.

CAPITAL STOCK

	Number of Shares	Capital Stock	Paid in Capital	Total

Authorized
100,000,000 common shares without par value

Issued
Balance as at December 31, 2002	6,183,934	$ 6,993,249	$ 105,000	$ 7,098,249
Exercise of warrants	100,000	15,000	-	15,000
Acquisition of intangible property	35,000,000	35,000	-	35,000

Balance as at June 30, 2003	41,283,934	$ 7,043,249	$ 105,000	$ 7,148,249

The Company has received funds of $13,150 in advance of shares being issued from the exercise of warrants and a private placement. The shares were issued subsequent to the period.

During the period, the Company completed a private placement of 10,000 common shares at $0.20US per Unit. Each Unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.30US for one year. The shares from the private placement were issued subsequent to the quarter.

As at June 30, 2003, the following warrants are outstanding:

	Number of Shares	Exercise Price	Expiry Date

Warrants	70,000	$0.15	August 17, 2003

6.

SEGMENTED INFORMATION

The Company operates in one industry, the environmental products industry in North America.

7.

SUBSEQUENT EVENTS

The following event occurred subsequent to the period:

i)

The Company issued 70,000 common shares from the exercise of warrants.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the three-month period ended June 30, 2003.

General Overview

The Company was incorporated in 1987 for the purpose of developing a line of fire extinguishing products that would be an alternative to Halon.  These products consist of vapor gas that smothers a fire in confined areas.  They are used in commercial applications where water or solid chemicals would cause damage to expensive equipment, such as computers.  Due to lack of market demand for the product, the Company has ceased sales of the product.

The Company was party to a license agreement to distribute a waste water treatment technology known as Water Solutions P30. This license agreement was terminated in May 2003.

In June, 2003 the Company acquired a diesel engine technology ("CWI") from M.A. Turbo/Engine Ltd. ("M.A. Turbo").  It acquired a 100% interest in CWI technology for the automotive transportation industry, and a 20% interest in CWI technology for the marine industry. The Purchase Agreement includes an option clause to acquire the balance of the marine application.

Under the terms of the Purchase Agreement, the Company has issued 35,000,000 restricted common shares at a deemed value of $0.001 per share.  The Company has also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI technology for the automotive transportation industry, plus $100,000 for its 20% interest in CWI technology for the marine industry.  The principle followed in determining the number of shares issued by the Company was the estimated value of the technology, and the lack of assets or revenue of the Company. At the time of the transaction, there was no relationship between the owners of the technology and the Company, its officers, directors or persons owning 10% or more of the Company's common stock.

The Company is actively working on raising funds needed to proceed with its plans for CWI technology.  Later this year, the Company expects to commence design and development of CWI technology for the automotive transportation industry, as well as sales and marketing of CWI technology for the marine industry, subject to receiving adequate financing.

The Company was and will continue to engage in the business of developing, marketing and distributing environmental products.

Results of Operations

Three and Six Months Ended June 30, 2003 compared to June 30, 2002.

Revenues for the three months ended June 30, 2003 decreased to $0 as compared to $37,429 for the three months ended June 30, 2002 due to a general decrease in demand for the Company's NAF S-111 fire extinguishant product.  Revenues for the six months ended June 30, 2003 decreased to $0 as compared to $74,447 for the six months ended September 30, 2002 due to a general decrease in demand for the Company's NAF S-111 fire extinguishant product.

General and Administrative expenses for the three months ended June 30, 2003 were $33,382 as compared to $24,461 for the three months ended June 30, 2002, representing an increase of 37%. This increase was primarily attributed to increased accounting and legal costs associated with regulatory reporting in the United States.  General and Administrative expenses for the six months ended June 30, 2003 were $50,001 as compared to $53,059 for the six months ended June 30, 2002, representing a decrease of 6%. This decrease was primarily attributed to a decrease in office rent and management fees.

The Company did not incur any Research and Development costs during the three or six month period ended June 30, 2003.

Liquidity and Capital Resources

During the six month period ending June 30, 2003, the Company sold 170,000 common shares for consideration of $25,500 in order to fund operations.  In addition, the Company completed a private placement of 10,000 common shares at $0.20US per Unit.  Each Unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.30US for one year. The shares from the private placement will be issued subsequent to the quarter.

Rival's cash position at June 30, 2003 was $10,248 as compared to $$10,287 at June 30, 2002, representing a decrease of less than 1%.

Rival's net working capital position (current assets less current liabilities) decreased to negative ($104,471) at June 30, 2003 from negative ($6,816) at June 30, 2002, due primarily to decreasing sales.

During the three and six month period ending June 30, 2002, the Company met all cash flow needs from sale of shares and a loan from related parties.

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

Item 2.   Changes in Securities and Use of Proceeds

On June 25, 2003, the Company sold 70,000 common shares for consideration of $10,500.  On June 27, 2003 the Company accepted a subscription for 10,000 common shares for consideration of US$2,000.  The 70,000 common shares were issued subsequent to the quarter.  The 10,000 common shares have not yet been issued.

Item 3.  Default on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Shareholders

None.

Item 5.  Other Matters

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

None

(b) Reports on Form 8-K during the quarter ended June 30, 2003.

Current Report on Form 8K filed with the Commission on June 20, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.

Rival Technologies Inc.

By:

Perry Guglielmi

President, Director

By:

Robin Harvey

Director