Form 10QSB
period 2003-09-30
RIVAL TECHNOLOGIES INC
filed 2003-11-18
CIK 1176337

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended September 30, 2003

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

 Yes [X] No [ ]

As of Sepember 30, 2003, 42,414,934 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):

     Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RIVAL TECHNOLOGIES INC.

CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

SEPTEMBER 30, 2003

RIVAL TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited - Prepared by Management)

	September 30,	December 31,
	2003	2002
		(Audited)

ASSETS

Current
Cash and cash equivalents	$18,788	$5,350
Accounts receivable	6,830	-
Prepaids	612	-

	26,230	5,350

Capital assets	3,811
Intangible property (Note 3)	35,000	-

	$65,041	$5,350

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current
Accounts payable	$147,637	$110,470
Accrued liabilities	-	12,500
Promissory note payable (Note 4)	5,575	-

	153,212	122,970

Shareholders' deficiency
Capital stock (Note 5)
Authorized
100,000,000 common shares without par value
Issued
42,414,934 common shares	7,456,929	6,993,249
Share subscriptions	41,356	-
Additional paid in capital	105,000	105,000
Deficit	(7,691,456)	(7,215,869)

	(88,171)	(117,620)

	$65,041	$5,350

Director	Director

The accompanying notes are an integral part of these financial statements.

RIVAL TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Unaudited - Prepared by Management)

	Three Month Period Ended September 30, 2003	Three Month Period Ended September 30, 2002	Nine Month Period Ended September 30, 2003	Nine Month Period Ended September 30, 2002

SALES	$ -	$ -	$ -	$ 74,447

COST OF SALES	-	3,121	-	40,468

GROSS PROFIT (LOSS)	-	(3,121)	-	33,979

EXPENSES
Accounting and legal	$ 2,166	$ 8,625	$ 28,677	$ 14,113
Administration	4,414	-	5,039	-
Consulting	347,035	-	357,500	-
Finders' fees (Note 3)	57,000	-	57,000	-
Interest and bank charges	148	497	483	1,439
Investor relations	4,415	-	5,040	-
Management fees	-	7,500	-	22,500
Office and miscellaneous	1,742	1,096	4,100	6,530
Regulatory fees	1,986	4,231	7,738	7,472
Rent	3,042	9,340	3,042	28,229
Shareholder costs	-	-	422	-
Telephone and utilities	621	1,465	1,354	4,194
Travel and related	3,017	849	4,017	2,095
Website design and maintenance	-	-	1,175	-

	425,586	33,513	475,587	86,572

Net loss for the period	(425,586)	(36,634)	(475,587)	(52,593)

Deficit, beginning of period	(7,265,870)	(6,381,541)	(7,215,869)	(6,365,582)

Deficit, end of period	$ (7,691,456)	$ (6,418,175)	$ (7,691,456)	$ (6,418,175)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding	41,820,738	5,953,954	22,212,454	5,953,954

The accompanying notes are an integral part of these financial statements.

RIVAL TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Prepared by Management)

	Three Month Period Ended September 30, 2003	Three Month Period Ended September 30, 2002	Nine Month Period Ended September 30, 2003	Nine Month Period Ended September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (425,586)	$ (36,634)	$ (475,587)	$ (52,593)
Items not affecting cash:
Finders' shares issued	57,000	-	57,000	-
Shares issued for services	346,180	-	346,180	-

Changes in non-cash working capital items:
(Increase) decrease in receivables	(731)	36,365	(6,830)	53,228
(Increase) decrease in prepaid expenses	(612)	1,557	(612)	1,416
Increase (decrease) in accounts payable and accrued liabilities	(2,606)	6,742	24,667	(6,141)

Net cash used in operating activities	(26,355)	8,030	(55,182)	(4,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note payable	-	-	5,575	-
Proceeds from issuance of capital stock	10,500	-	25,500	-
Share subscriptions received	28,206	-	41,356	-

Net cash provided by financing activities	38,706	-	72,431	-

CASH FLOWS FROM INVESTING
Purchase of capital assets	(3,811)	-	(3,811)	-

Net cash used in investing activities	(3,811)	-	(3,811)	-

Change in cash position during the period	8,540	8,030	13,438	(4,090)

Cash position, beginning of period	10,248	10,287	5,350	22,407

Cash position, end of period	$ 18,788	$ 18,317	$ 18,788	$ 18,317
Supplemental disclosure for non-cash operating, financing and investing activities
Shares issued to acquire intangible property Finders' shares issued Shares issued for services	$ - 57,000 346,180	$ - - -	$ 35,000 57,000 346,180	$ - - -

The accompanying notes are an integral part of these financial statements.

RIVAL TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

SEPTEMBER 30, 2003

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

RIVAL TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

SEPTEMBER 30, 2003

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

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

3.

INTANGIBLE PROPERTY

The Company acquired a diesel engine technology ("CWI") from M.A. Turbo/Engine Ltd. ("M.A. Turbo"). It acquired a 100% interest in CWI technology for the automotive transportation industry, and a 20% interest in CWI technology for the marine industry. The Purchase Agreement includes an option clause to acquire the balance of the marine application. Under the terms of the Purchase Agreement, the Company has issued 35,000,000 restricted common shares at a deemed value of $0.001 per share for a deemed purchase price of $35,000. The Company has also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI technology for the automotive transportation industry, plus $100,000 for its 20% interest in CWI technology for the marine industry. In Connection with this transaction, a total of 150,000 common shares were issued at $0.38 for a deemed cost of $57,000 as finders' shares.

4.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $5,575 ($3,960 US) to an individual related to a director of the Company. There are no specific terms of repayment. The note bears no interest and is payable on demand.

RIVAL TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Prepared by Management)

SEPTEMBER 30, 2003

5.

CAPITAL STOCK

	Number of Shares	Capital Stock	Paid in Capital	Total

Authorized
100,000,000 common shares without par value

Issued
Balance as at December 31, 2002	6,183,934	$ 6,993,249	$ 105,000	$ 7,098,249
Exercise of warrants	170,000	25,500	-	25,500
Acquisition of intangible property	35,000,000	35,000	-	35,000
Shares issued for services	911,000	346,180	-	346,180
Finders' shares	150,000	57,000	-	57,000

Balance as at September 30, 2003	42,414,934	$ 7,456,929	$ 105,000	$ 7,561,929

The Company received funds of $41,356 in advance of shares being issued from a private placement. During the period, the Company completed a private placement of 158,000 common shares at $0.20US per unit. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.30US for one year. The shares have not yet been issued.

6.

SEGMENTED INFORMATION

The Company operates in one industry, the environmental products industry in North America.

PART I - FINANCIAL INFORMATION

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the three-month period ended September 30, 2003.

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

Results of Operations

Three and Nine Months Ended September 30, 2003 compared to September 30, 2002.

Revenues for the three months ended September 30, 2003 remained $0 as compared to $0 for the three months ended September 30, 2002.  Revenues for the nine months ended September 30, 2003 decreased to $0 as compared to $74,447 for the nine months ended September 30, 2002 due to a general decrease in demand for the Company's NAF S-111 fire extinguishant product.

General and Administrative expenses for the three months ended September 30, 2003 were $425,586 as compared to $33,513 for the three months ended September 30, 2002, representing an increase of 1,170%. This increase was primarily attributed to a finders fee and consulting services relating to the Company's acquisition of CWI Technology and listing on the Berlin Exchange in Germany.  General and Administrative expenses for the nine months ended September 30, 2003 were $475,587 as compared to $86,572 for the nine months ended September 30, 2002, representing an increase of 449%. This increase was primarily attributed to a finders fee and consulting services relating to the Company's acquisition of CWI Technology and listing on the Berlin Exchange in Germany.

The Company did not incur any Research and Development costs during the three or nine month period ended September 30, 2003.

Liquidity and Capital Resources

During the nine month period ending September 30, 2003, the Company sold 170,000 common shares for consideration of $25,500 in order to fund operations.  In addition, the Company completed a private placements totaling 158,000 common shares at $0.20US per Unit.  Each Unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at $0.30US for one year. The shares from the private placement will be issued subsequent to the quarter.

Rival's cash position at September 30, 2003 was $18,788 as compared to $5,350 at September 30, 2002, representing an increase of 251%.

Rival's net working capital position (current assets less current liabilities) decreased to negative ($126,982) at September 30, 2003 from negative ($117,620) at September 30, 2002, due primarily to decreasing sales.

During the three and nine month period ending September 30, 2003, the Company met all cash flow needs from the sale of shares.

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

Item 2.   Changes in Securities and Use of Proceeds

On June 25, 2003, the Company sold 70,000 common shares for consideration of $10,500.  During the 3 months ending September 30, 2003 the Company accepted subscriptions for 148,000 common shares for consideration of US$29,600. The 148,000 common shares have not yet been issued.

On September 4, 2003 the Company issued 1,061,000 common shares for services in accordance with an S-8 Registration Statement.

Item 3.  Default on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Shareholders

None.

Item 5.  Other Matters

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K during the quarter ended September 30, 2003.

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.

Rival Technologies Inc.

/s/William H. Morrison

By:

William H. Morrison

President

/s/Robin Harvey

By:

Robin Harvey

Director