Form 10QSB/A
period 2003-06-30
RIVAL TECHNOLOGIES INC
filed 2004-01-02
CIK 1176337

===================================================================

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

British Columbia, Canada

(State or other jurisdiction of incorporation)

                                                    N/A

(Commission File No.)

                    (IRS Employer ID)

#200, 100 Park Royal, West Vancouver, British Columbia, Canada V7T 1A2

(Address of principal executive offices and Zip Code)

(604) 689-0584

(Registrant's telephone number, including area code)

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

Yes [ ]  No [X]

===================================================================

PART I - FINANCIAL INFORMATION

Item1.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

 CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2003

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

June 30, 2003
(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ 10,248
Receivables	6,099
Prepaid expenses	19,664

Total current assets	36,011

Intangible property (Note 3)	35,000
Deferred Income Taxes less valuation allowance of $ 1,090,306	-
$ 71,011

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities
Accounts payable	$ 167,743
Accrued liabilities	5,000
Promissory note payable (Note 4)	5,575

Total current liabilities	178,318

Deficiency in Assets
Common stock (Note 5)
Authorized
100,000,000 common shares, no par value
Issued
41,283,934 common shares (December 31, 2002 - 6,183,934)	7,043,249
Stock subscriptions	13,150
Additional paid-in capital	105,000
Deficit accumulated during the development stage	(36,218)
Deficit	(7,232,488)

Total deficiency in assets	(107,307)

$ 71,011

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to June 30, 2003	Three-Month Period Ended June 30, 2003	Three-Month Period Ended June 30, 2002	Six-Month Period Ended June 30, 2003	Six-Month Period Ended June 30, 2002

SALES	$ -	$ -	$ 37,429	$ -	$ 74,447

COST OF SALES	-	-	21,554	-	37,347

GROSS PROFIT	-	-	15,875	-	37,100

EXPENSES
Accounting and legal	$ 16,173	$ 16,173	$ 488	$ 26,511	$ 5,488
Consulting	8,215	8,215	-	10,465	-
Finder's fees	2,836	2,836	-	2,836	-
Interest and bank charges	335	335	108	335	942
Investor relations	1,250	1,250	-	1,250	-
Management fees	-	-	7,500	-	15,000
Office and miscellaneous	575	575	3,552	2,358	5,524
Regulatory fees	4,175	4,175	838	5,752	3,241
Rent	-	-	9,693	-	18,889
Shareholder costs	422	422	-	422	-
Telephone and utilities	562	562	1,367	733	2,729
Travel and related	500	500	915	1,000	1,246
Website design and maintenance	1,175	1,175	-	1,175	-

	(36,218)	(36,218)	(24,461)	(52,837)	(53,059)
Provision for Income Taxes	-	-	-	-	-

Net loss for period	(36,218)	(36,218)	(8,586)	(52,837)	(15,959)

Basic and diluted loss per common share		$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding		18,207,011	5,953,954	12,245,812	5,953,954

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to June 30, 2003	Six - Month Period Ended June 30, 2003	Six - Month Period Ended June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net l oss for period	$ (36,218)	$ (52,837)	$ (15,959)

Changes in assets and liabilities :
(Increase) decrease in receivables	(6,099)	(6,099)	16,863
Increase in prepaid expenses	(19,664)	(19,664)	(141)
Increase (decrease) in accounts payable and accrued liabilities	51,017	49,773	(12,883)

Net cash used in operating activities	(10,964)	(28,827)	(12,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note payable	5,575	5,575	-
Proceeds from issuance of common stock	-	15,000	-
Stock subscriptions received	13,150	13,150	-

Net cash provided by financing activities	18,725	33,725	-

Change in cash and cash equivalents during period	7,761	4,898	(12,120)
Cash and cash equivalents, beginning of period	2,487	5,350	22,407

Cash and cash equivalents, end of period	$ 10,248	$ 10,248	$ 10,287
Supplemental disclosure with respect to cash flows Shares issued to acquire intangible property	$ 35,000	$ 35,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2003

1.

OPERATIONS AND GOING CONCERN

The Company is incorporated under the Company Act of British Columbia with its head office in the City of West Vancouver, British Columbia, Canada.

The Company was the exclusive licensed manufacturer and distributor worldwide of a brand of fire extinguishants and fire retardant products. The license agreement was terminated December 1999. During the three years ended December 2002, all sales were made to customers in North America. The Company does not expect any further sales of these products. During the period beginning April 1, 2003, the Company acquired a new technology for reducing diesel emissions and will now focus on developing and marketing this technology.

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company's continued existence is dependent upon its ability to raise substantial capital, maintain adequate financing arrangements and to generate profitable operations in the future. During 2001, control of the Company passed to a new group that is actively seeking to raise capital and to identify possible business acquisitions.

The Company is considered to be a development stage company, effective the period beginning April 1, 2003, as the Company has changed its business and no longer generates revenues from operations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in Canadian dollars and are prepared in conformity with accounting principles generally accepted in the United States of America and with those used in the preparation of the Company's annual financial statements. These consolidated financial statements include the accounts of the Company and its wholly - owned subsidiary, Rival Technologies (Delaware) Inc. and its former subsidiary Tracker Capital Corp. which merged with Rival Technologies (Delaware) Inc. during 2002.

Use of estimates

In conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period.  Actual results could differ from those reported.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

Cash and cash equivalents

 The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Intangible property

Intangible property is recorded at cost.

The carrying value of intangible property is evaluated for potential permanent impairment on an ongoing basis at the reporting unit level.  In order to determine whether permanent impairment exists, management considers the Company's and its subsidiaries' financial condition as well as expected pre-tax earnings, undiscounted cash flows or market related values.  If the carrying value of intangible property of a reporting unit exceeds the fair value of the reporting unit, the carrying value of intangible property must be written down to fair value in the year the impairment is recognized.

Financial instruments

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payables, accrued liabilities and promissory note payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

3.

INTANGIBLE PROPERTY

The Company acquired a diesel engine technology that reduces engine emissions ("CWI Technology") from M.A. Turbo/Engine Ltd. ("M.A. Turbo"). It acquired a 100% interest in the CWI Technology for the automotive transportation industry and a 20% interest in the CWI Technology for the marine industry. The purchase agreement includes an option clause to acquire the balance of the marine application. Under the terms of the purchase agreement, the Company has issued 35,000,000 restricted common shares at a value of $0.001 per share for a purchase price of $35,000. On the date of the acquisition agreement, the market value of the stock was $0.15 per share. As a result of the acquisition, existing shareholders of the stock experienced significant dilution of value.

The Company has also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology for the automotive transportation industry plus $100,000 for its 20% interest in the CWI Technology for the marine industry.

In connection with the purchase of the CWI Technology, the Company entered into a contractor agreement for a one year term. Under the agreement, the Company agreed to provide compensation of 150,000 common shares for services related to the acquisition. The obligation to issue these shares is included in accounts payable.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2003

4.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company received proceeds and issued a promissory note of $5,575 ($3,960 US) to an individual related to a director of the Company. The note is unsecured, bears no interest and is payable on demand.

5.

C OMMON STOCK

	Number of Shares	C ommon Stock	Paid-in Capital	Total

Authorized
100,000,000 common shares , no par value

Issued and outstanding
Balance as at December 31, 2002	6,183,934	$ 6,993,249	$ 105,000	$ 7,098,249
Exercise of warrants	100,000	100,000	-	15,000
Acquisition of intangible property	35,000,000	35,000	-	35,000

Balance as at June 30, 2003	41,283,934	$ 7,043,249	$ 105,000	$ 7,148,249

During the current period, the Company completed a private placement of 10,000 common shares at a price of US$0.20 per unit. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at a price of US$0.30 for one year. To date, the shares and warrants from the private placement have not been issued.

As at June 30, 2003, the following warrants are outstanding:

Number of Shares	Exercise Price	Expiry Date

70,000	$0.15	August 17, 2003

6.

SEGMENT INFORMATION

The Company operates in one reportable segment, being the diesel technology industry in Canada and the United

States of America.

7.

SUBSEQUENT EVENT

Subsequent to June 30, 2003, the Company issued 70,000 common shares from the exercise of warrants at $0.15 per share.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the three-month period ended June 30, 2003.

The financial statements of the Company are expressed in Canadian dollars.  All figures herein are also expressed in Canadian dollars, except where specifically indicated in United States dollars.

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

The Company was party to a license agreement to distribute a waste-water treatment technology known as Water Solutions P30. This license agreement was terminated in May 2003.  There were no financial transactions, liabilities or expenses incurred by the Company relating to this agreement.

In the period beginning April 1, 2003, the Company acquired a certain diesel engine technology for reducing engine emissions ("CWI Technology") from M.A. Turbo/Engine Ltd. ("M.A. Turbo").  Specifically, the Company acquired a 100% interest in CWI Technology for the automotive transportation industry, and a 20% interest in CWI Technology for the marine industry. The purchase agreement includes an option clause to acquire the balance of the marine application.

Under the terms of the purchase agreement, the Company has issued 35,000,000 restricted common shares at a value of $0.001 per share for a purchase price of $35,000.

The Company has also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology for the automotive transportation industry, plus $100,000 for its 20% interest in CWI Technology for the marine industry.

In connection with the purchase of the CWI Technology, the Company entered into a contractor agreement for a one-year term.  Under the contractor agreement, the Company agreed to provide compensation of 150,000 common shares for services related to the acquisition.  The obligation to issue these shares is included in accounts payable.

The principle followed in determining the number of shares issued by the Company was the estimated value of CWI Technology, and the lack of assets or revenue of the Company. At the time of the transaction, there was no relationship between the owners of CWI Technology and the

Company, its officers, directors or persons owning 10% or more of the Company's common stock.

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

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2003.  Compared to June 30, 2002.

Revenues for the three-month period ended June 30, 2003 decreased to $0 as compared to $37,429 for the three-month period ended June 30, 2002 due to the termination of active sales of the Company's NAF S-111 fire extinguishant product.  Revenues for the six-month period ended June 30, 2003 decreased to $0 as compared to $74,447 for the six-month period ended September 30, 2002 due to the termination of active sales of the Company's NAF S-111 fire extinguishant product.

General and Administrative expenses for the three-month period ended June 30, 2003 were $36,218 as compared to $24,461 for the three-month period ended June 30, 2002, representing an increase of 48%. This increase was primarily attributed to increased accounting and legal costs associated with regulatory reporting in the United States.  General and Administrative expenses for the six-month period ended June 30, 2003 were $52,837 as compared to $53,059 for the six-month period ended June 30, 2002, representing a decrease of less than 1%. This decrease was primarily attributed to a decrease in office rent and management fees.

The Company did not incur any Research and Development costs during the three-month or six- month periods ended June 30, 2003 and June 30, 2002.

Liquidity and Capital Resources

The Company completed a private placement of 10,000 common shares at U$0.20 per unit.  Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at US$0.30 for one year.  To date, the shares and warrants from the private placement have not been issued..

Rival's cash position at June 30, 2003 was $10,248 as compared to $10,287 at June 30, 2002, representing a decrease of less than 1%.

Rival's net working capital position (current assets less current liabilities) decreased to negative ($42,307) at June 30, 2003 from negative ($6,816) at June 30, 2002, due primarily to decreasing sales.

During the three-month and six-month periods ending June 30, 2003, the Company met all cash flow needs from the exercise of warrants and the receipt of subscriptions in advance of shares.

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

Item 2.   Changes in Securities and Use of Proceeds

During the three-month period ended June 30, 2003, the Company accepted a subscription for 10,000 units at a price of US$0.20 per unit.

Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at a price of US$0.30 for one year. To date, the shares and warrants from the subscription have not been issued.

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

Rival Technologies Inc.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Director

/s/ Perry Guglielmi

By:  Perry Guglielmi

Director

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robin J. Harvey, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Rival Technologies Inc., for the quarter ended June 30, 2003;

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

Date:

December 30, 2003.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Rival Technologies, Inc., a British Columbia corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, , President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer