Form 10QSB/A
period 2003-09-30
RIVAL TECHNOLOGIES INC
filed 2004-01-02
CIK 1176337

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

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2003, 42,414,934 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]

===================================================================

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2003

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

September 30, 2003
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ 18,788
Receivables	6,830
Prepaid expenses	212,344

Total current assets	237,962

Property and Equipment, net (Note 3)	3,811
Intangible property (Note 4)	35,000
Deferred Income Taxes less valuation allowance of $ 1,099,960	-
$ 276,773

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 148,488
Accrued liabilities	-
Promissory note payable (Note 5)	5,575

Total current liabilities	154,063

Shareholders' equity
Common stock (Note 6)
Authorized
100,000,000 common shares , no par value
Issued and Outstanding
42,414,934 common shares	7,309,419
Stock subscriptions	41,356
Additional paid-in capital	105,000
Deficit accumulated during the development stage	(100,577)
Deficit	(7,232,488)

Total shareholders' equity	122,710

$ 276,773

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to September 30, 2003	Three-Month Period Ended September 30, 2003	Three-Month Period Ended September 30, 2002	Nine-Month Period Ended September 30, 2003	Nine-Month Period Ended September 30, 2002

SALES	$ -	$ -	$ -	$ -	$ 74,447

COST OF SALES	-	-	3,121	-	40,468

GROSS PROFIT	-	-	(3,121)	-	33,979

EXPENSES
Accounting and legal	$ 17,588	$ 1,415	$ 8,625	$ 27,926	$ 14,113
Consulting	46,102	37,887	-	48,352	-
Finder's fees	8,507	5,671	-	8,507	-
Interest and bank charges	483	148	497	483	1,439
Investor relations	10,079	8,829	-	10,079	-
Management fees	-	-	7,500	-	22,500
Office and miscellaneous	5,360	4,785	1,096	7,143	6,530
Regulatory fees	6,161	1,986	4,231	7,738	7,472
Rent	-	-	9,340	-	28,229
Shareholder costs	422	-	-	422	-
Telephone and utilities	1,183	621	1,465	1,354	4,194
Travel and related	3,517	3,017	849	4,017	2,095
Website design and maintenance	1,175	-	-	1,175	-

	(100,577)	(64,359)	(33,603)	(117,196)	(86,572)
Provision for Income Taxes	-	-	-	-	-

Net loss for period	(100,577)	(64,359)	(36,724)	(117,196)	(52,593)

Basic and diluted loss per common share		$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding		41,820,738	5,953,954	22,212,454	5,953,954

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to September 30, 2003	Nine - Month Period Ended September 30, 2003	Nine - Month Period Ended September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net l oss for period	$ (100,577)	$ (117,196)	$ (52,593)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for services	43,938	43,938	-
Changes in assets and liabilities :
(Increase) decrease in receivables	(6,830)	(6,830)	53,228
(Increase) decrease in prepaid expenses	(612)	(612)	1,416
Increase (decrease) in accounts payable and accrued liabilities	26,762	25,518	(6,141)

Net cash used in operating activities	(37,319)	(55,182)	(4,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note payable	5,575	5,575	-
Proceeds from issuance of common stock	10,500	25,500	-
S tock subscriptions received	41,356	41,356	-

Net cash provided by financing activities	57,431	72,431	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,811)	(3,811)	-

Net cash used in investing activities	(3,811)	(3,811)	-

Change in cash and cash equivalents during period	16,301	13,438	(4,090)
Cash and cash equivalents, beginning of period	2,487	5,350	22,407

Cash and cash equivalents, end of period	$ 18,788	$ 18,788	$ 18,317
Supplemental disclosure with respect to cash flows Shares issued to acquire intangible property Shares issued for services	$ 35,000 255,670	$ 35,000 43,938	$ - -

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

The Company is considered to be a development stage company effective the period beginning April 1, 2003, as the Company has changed its business and no longer generates revenues from operations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in Canadian dollars and are prepared in conformity with accounting principles generally accepted in the United States of America and with those used in the preparation of the Company's annual financial statements. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rival Technologies (Delaware) Inc. and its former subsidiary Tracker Capital Corp. which merged with Rival Technologies (Delaware) Inc. during 2002.

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

SEPTEMBER 30, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Property and equipment

Property and equipment are carried at cost less accumulated amortization. Amortization is provided using the straight-line method over the following terms:

Property and equipment

5 years

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

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2003

3.

PROPERTY AND EQUIPMENT

	September 30, 2003			December 31, 2002
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$ 3,811	$ -	$ 3,811	$ -	$ -	$ -

4.

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

5.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company received proceeds and issued a promissory note of $5,575 ($3,960 US) to an individual related to a director of the Company. The note is unsecured, bears no interest and is payable on demand.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2003

6.

COMMON STOCK

	Number of Shares	C ommon Stock	Paid-in Capital	Total

Authorized
100,000,000 common shares , no par value

Issued
Balance as at December 31, 2002	6,183,934	$ 6,993,249	$ 105,000	$ 7,098,249
Exercise of warrants	170,000	25,500	-	25,500
Acquisition of intangible property	35,000,000	35,000	-	35,000
Shares issued for services	1,061,000	255,670	-	255,670

Balance as at September 30, 2003	42,414,934	$ 7,309,419	$ 105,000	$ 7,414,419

During the period, the Company completed a private placement of 168,000 common shares at a price of US$0.20 per unit. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at a price of US$0.30 for one year. To date, the shares and warrants have not been issued.

As of September 30, 2003, there were no warrants outstanding.

7.

SEGMENT INFORMATION

The Company operates in one reportable segment, being the diesel technology industry, in Canada and the United

States of America.

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

Results of Operations

Three-Month and Nine-Month Periods Ended September 30, 2003. Compared to September 30, 2002.

Revenues for the three-month period ended September 30, 2003 remained $0 as compared to $0 for the three-month period ended September 30, 2002.  Revenues for the nine-month period ended September 30, 2003 decreased to $0 as compared to $74,447 for the nine-month period ended September 30, 2002 due to the termination of active sales of the Company's NAF S-111 fire extinguishant product.

General and Administrative expenses for the three-month period ended September 30, 2003 were $64,359 as compared to $33,513 for the three-month period ended September 30, 2002, representing an increase of 92%. This increase was primarily attributed to a finders fee and consulting services relating to the Company's acquisition of CWI Technology and listing on the Berlin Exchange in Germany.  General and Administrative expenses for the nine-month period ended September 30, 2003 were $117,196 as compared to $86,572 for the nine-month period ended September 30, 2002, representing an increase of 35.4%. This increase was primarily attributed to a finders fee and consulting services relating to the Company's acquisition of CWI Technology and listing on the Berlin Exchange in Germany.

The Company did not incur any Research and Development costs during the three-month or nine-month periods ended September 30, 2003.

Liquidity and Capital Resources

The Company completed private placements totaling 158,000 common shares at US$0.20 per unit.  Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at US$0.30 for one year.  To date, the shares and warrants from the private placement have not been issued.

Rival's cash position at September 30, 2003 was $18,788 as compared to $5,350 at September 30, 2002, representing an increase of 251%.

Rival's net working capital position (current assets less current liabilities) increased to $83,899 at September 30, 2003 from negative ($43,450) at September 30, 2002, due primarily to the prepayment of contractor services.

During the three-month and nine-month periods ending September 30, 2003, the Company met all cash flow needs from the exercise of warrants and the receipt of subscriptions in advance of shares issued.

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

Item 2.   Changes in Securities and Use of Proceeds

During the three-month period ended September 30, 2003, the Company accepted a subscriptions for 158,000 units at a price of US$0.20 per unit.  Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at a price of US$0.30 for one year. To date, the shares and warrants from the subscription have not been issued.

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

Rival Technologies Inc.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Director

/s/ Perry Guglielmi

By:  Perry Guglielmi

Director

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robin J. Harvey, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Rival Technologies Inc., for the quarter ended September 30, 2003;

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

By:  Robin J. Harvey

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Rival Technologies, Inc., a British Columbia corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, , President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer