Form 10KSB
period 2003-12-31
RIVAL TECHNOLOGIES INC
filed 2004-04-16
CIK 1176337

===================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(mark one)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the year ended December 31, 2003

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

N/A

(Commission File No.)

RIVAL TECHNOLOGIES INC.

(Exact name of small business issuer in its charter)

British Columbia, Canada

 (State or other jurisdiction of incorporation or organization)

N/A

 (I.R.S. Employer Identification No.)

#200, 100 Park Royal, West Vancouver, British Columbia, Canada

V7T 1A2

(Address of principal executive offices)

(Zip Code)

(604) 689-0584

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any attachment to this form 10-KSB. [  ]

Issuer's revenue during the year ended December 31, 2003: nil

As of April 9, 2004, 42,582,934 shares were outstanding.

Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of US$0.26 per share  (the selling or average bid and asked price) as of March 31, 2004:  11,582,934 x .26 = $3,011,563.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]

PART I

Item 1.   Description of Business.

General

We were incorporated in 1987 for the purpose of developing a line of fire extinguishing products that would be an alternative to Halon.  These products consisted of vapor gas that smothers a fire in confined areas.  They were used in commercial applications where water or solid chemicals would cause damage to expensive equipment, such as computers.  Due to lack of market demand for the product, we have ceased sales of the product.

We were a party to a license agreement to distribute a waste-water treatment technology known as Water Solutions P30. This license agreement was terminated in May 2003.  There were no financial transactions, liabilities or expenses incurred by us relating to this agreement.

In the period beginning April 1, 2003, we acquired diesel engine technology for reducing engine emissions ("CWI Technology") from M.A. Turbo/Engine Ltd. ("M.A. Turbo").  Specifically, we acquired a 100% interest in CWI Technology for the automotive transportation industry, and a 20% interest in CWI Technology for the marine industry. The purchase agreement includes an option clause to acquire the balance of the marine application.

Under the terms of the purchase agreement, we issued 35,000,000 restricted common shares.  On the date of the acquisition agreement, the market value of the stock was $0.15 per share; however, the market value of the stock was adjusted as follows:

i)

A discount of approximately 23%, based upon published materials, was applied against the market value of the stock of $0.15 per share to reflect the thinly traded market in which our stock trades.

ii)

A premium of approximately 10%, based upon published materials, was applied against the market value of the stock of $0.15 per share to reflect the cost of issuing a significant number of shares that results in control of us passing to the vendors of the CWI Technology.

Accordingly, we determined the share price for this transaction to be approximately $0.13 per share.  As a result, the cost recorded by us upon acquisition of the CWI Technology was $4,550,000.

We have also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology for the automotive transportation industry, plus $100,000 for its 20% interest in CWI Technology for the marine industry.

In connection with the purchase of the CWI Technology, we entered into a contractor agreement for a one-year term.  Under the contractor agreement, we agreed to provide compensation of 150,000 common shares for services related to the acquisition.  The shares have been issued and delivered.

The principle followed in determining the number of shares issued by us was the estimated value of CWI Technology, and our lack of assets or revenue. At the time of the transaction, there was no relationship between ourselves and the owners of CWI Technology, our officers, directors or persons owning 10% or more of the our common stock.

We have entered into Marketing Agreement with MA Turbo allowing it to market the marine application of CWI Technology and providing us with a 15% commission on any sales.  In this regard we have also entered into a Memorandum of Understanding with Advanced Engineering Services of Milan Italy to assist in marketing the marine application of CWI Technology in Europe.  This marketing effort is in process and firm contracts are being sought from a number of European shipbuilders.

We are actively working on raising funds needed to proceed with our plans for CWI Technology.  During 2004, we expect to complete a financing sufficient to allow it to proceed with the design, development and patenting of the truck, bus and stationary engine applications of CWI Technology.

We have been and will continue to engage in the business of developing, marketing and distributing environmental products. We have no employees at this time.

Item 2.   Description of Property.

Our principal executive and administrative offices are located at #200, 100 Park Royal, West Vancouver, BC, Canada V7T 1A2.  The cost to us is approximately $1,000 per month, including office, long distance telephone calls and other miscellaneous secretarial, photocopying, and similar services.  The rental for 2004 is on a month-to-month basis.

We do not anticipate adding additional offices or warehouse space in the next one-year period.

Item 3.   Legal Proceedings.

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

We held our Annual General Meeting of Shareholders on December 23, 2003.  At the Annual General Meeting the following five resolutions were considered and approved by our shareholders as set forth below:

1. To appoint Dohan and Company CPA's as auditors for the ensuing year.

2. To fix the number of Directors for the forthcoming year at three (3).

3. To elect Piero Guglielmi and Robin Harvey as Directors for the ensuing year.

4. To ratify and confirm all acts, deeds and things done and proceedings taken by the Directors and Officers since the last annual general meeting.

5. To authorize and approve the granting and exercise of stock options that we might see fit in their discretion to grant to directors, officers and/or employees of the Company and/or its subsidiaries during the forthcoming year.

6. To authorize the Directors to move the jurisdiction of the Company from British Columbia to Nevada, by way of continuation or merger with a wholly owned Nevada subsidiary, including changing the memorandum, articles and bylaws to comply with Nevada law.

All shareholders present voted in favor of the resolutions, none voted against or abstained.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Our no par value common stock was traded on the TSX Venture Exchange in Toronto Canada and on the NASD OTC Bulletin Board quotation system.  In March, 2003 our common stock was voluntarily de-listed from trading on the TSX Venture Exchange, and continues to trade on the NASD OTC Bulletin Board.

Market Price

The following table sets forth the range of high and low sales prices for our common stock for each quarterly period indicated, as reported by the OTC Bulletin Board quotation system.

2003

High

Low

First Quarter

$.30

$.24

Second Quarter

$.27

$.10

Third Quarter

$.51

$.25

Fourth Quarter

$.51

$.21

Shareholders

As of March 31, 2004, we had 195 registered shareholders holding 42,582,934 common shares.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

The following is management's discussion and analysis of significant factors that have affected our financial position and operations during the year ended December 31, 2003.

Our financial statements are expressed in Canadian dollars.  All figures herein are also expressed in Canadian dollars, except where specifically indicated in United States dollars.

Results of Operations

Year Ended December 31, 2003, compared to December 31, 2002.

Revenues for the year ended December 31, 2003, decreased by $79,495, or 100%, to $0 as compared to $79,495 for the twelve months ended December 31, 2002.  This decrease was due to the general decrease in demand for our fire extinguishing product.

General and Administrative expenses for the year ended December 31, 2003, increased by $82,236, or 37%, to $307,432 as compared to $225,196 for the year ended December 31, 2002. This increase was primarily attributed to increased accounting, legal and listing expenses incurred in our effort to become a fully reporting company and trade our securities in the United States and Germany.

We did not incur any research and development costs during the twelve-month period ended December 31, 2003.

Subsequent to the acquisition of the CWI Technology, we determined that carrying value of the CWI Technology exceeded the fair value that was estimated to be approximately $35,000 based upon expected future cash flows.  Consequently, we recorded a charge in the consolidated statements of operations of $4,515,000 during the year ended December 31, 2003 as the carrying value of CWI Technology was written down to fair value in the year the impairment was recognized.

Liquidity and Capital Resources

We completed private placements totaling 168,000 common shares at US$0.20 per unit.  Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at US$0.30 for one year.

We completed a settlement of accounts payable to an officer of the Company totaling $54,744 by recording a charge to additional paid-in capital.

We issued 1,061,000 common shares at US$0.24 per share to consultants for services rendered totaling $255,670.

We completed a convertible debenture for US$10,000 in December, 2003.  The debenture has a term of one year, bears interest of 10% per annum, with principal and interest convertible to common shares at US$0.35 per share.

Our cash position at December 31, 2003 was $3,580 as compared to $5,350 at December 31, 2002, representing a decrease of 33%.

Our net working capital position (current assets less current liabilities) increased to negative ($6,632) at December 31, 2003 from negative ($117,620) at December 31, 2002, due primarily to the acquisition of CWI Technology and prepayment of contractor services.

During the year ending December 31, 2003, we met all cash flow needs from the receipt of subscriptions and convertible debentures in advance of shares issued.  We believe we will have to sustain our operations during the next twelve months through the sale of debt and/or equity securities, loans from shareholders.

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

Item 7. Financial Statements.

Grant Thornton LLP

Chartered Accountants

Management Consultants

Independent Auditors' Report on the

Consolidated Financial Statements

To the Shareholders of Rival Technologies Inc.

We have audited the consolidated balance sheet of Rival Technologies Inc. as at December 31, 2002 and the consolidated statements of operations and deficit and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

Chartered Accountants

Vancouver, Canada

March 28, 2003

P.O. Box 11177, Royal Centre

Suite 2800

1055 West Georgia Street

Vancouver, BC V6E 4N3

T	(604) 687-2711
F	(604) 685-6569
E	Vancouver@GrantThornton.ca
W	www.GrantThornton.ca

Canadian Member of Grant Thornton International

Dohan and Company Certified Public Accountants A Professional Association	7700 North Kendall Drive, 200 Miami, Florida 33156-7564 Telephone (305) 274-1366 Facsimile (305) 274-1368 E-mail info@uscpa.com Internet www.uscpa.com

INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors

Rival Technologies, Inc. (A Development Stage Company)

West Vancouver, BC, Canada

We have audited the accompanying balance sheet of Rival Technologies, Inc. (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rival Technologies, Inc. (A Development Stage Company) at December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses totaling $12,038,301, including $4,805,813 incurred during the development stage (subsequent to April 1, 2003), and negative working capital of $45,252, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's

Miami, Florida

April 9, 2004

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2003

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

DECEMBER 31

	2003	2002

ASSETS

Current
Cash and cash equivalents	$ 3,580	$ 5,350
Receivables	7,795	-
Prepaid expenses	63,320	-

Total current assets	74,695	5,350

Equipment (Note 4)	3,620	-
Intangible property (Note 5)	35,000	-
Deferred income taxes less valuation allowance of $1,034,000 and $950,000	-	-

Total assets	$ 113,315	$ 5,350

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable	$ 65,970	$ 110,470
Accrued liabilities	35,113	12,500
Promissory note payable (Note 6)	5,575	-
Convertible debenture (Note 7)	13,289	-

Total current liabilities	119,947	122,970

Deficiency in assets
Common stock (Note 8)
Authorized
100,000,000 common shares without par value
Issued
42,582,934 common shares (2002 - 6,183,934)	11,869,977	6,993,249
Additional paid-in capital	159,744	105,000
Stock subscriptions received in advance	1,948	-
Deficit accumulated during the development stage	(4,805,813)	-
Deficit	(7,232,488)	(7,215,869)

Total deficiency in assets	(6,632)	(117,620)

Total liabilities and deficiency in assets	$ 113,315	$ 5,350

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to December 31, 2003	Year Ended December 31, 2003	Year Ended December 31, 2002

SALES	$ -	$ -	$ 79,495

COST OF SALES	-	-	45,559

GROSS PROFIT	-	-	33,936

EXPENSES
Accounting and legal	$ 34,045	$ 44,383	$ 45,467
Consulting	180,590	182,840	-
Depreciation	191	191	-
Investor relations	45,121	45,121	-
Listing costs	-	-	56,403
Management fees	-	-	60,000
Office and miscellaneous	3,765	5,548	8,768
Regulatory fees	12,561	14,138	11,989
Rent	5,278	5,278	33,034
Telephone and utilities	1,924	2,095	6,144
Travel and related	5,663	6,163	3,391
Website design and maintenance	1,675	1,675	-

Total expenses	(290,813)	(307,432)	(225,196)

OTHER ITEMS
Impairment of intangible property	(4,515,000)	(4,515,000)	-

Total other items	(4,515,000)	(4,515,000)	-

Loss before income taxes	(4,805,813)	(4,822,432)	(191,260)

Provision for income taxes	-	-	-

Net loss for period	(4,805,813)	(4,822,432)	(191,260)

Basic and diluted net loss per common share		$ (0.18)	$ (0.03)

Weighted average number of common shares outstanding - basic and diluted		27,319,775	5,959,633

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

STATEMENT OF DEFICIENCY IN ASSETS

(Expressed in Canadian Dollars)

	Common stock
	Number	Amount	Additional Paid-in Capital	Share Subscriptions Received in Advance	Deficit Accumulated During the Development Stage	Deficit	Total

Balance, April 1, 2003 (beginning of development stage)	6,283,934	$7,008,249	$ 105,000	$ -	$ -	$ (7,232,488)	$ (119,239)

Common stock issued for intangible property at $0.001 per share, May 2003	35,000,000	4,550,000	-	-	-	-	4,550,000
Common stock issued on exercise of warrants at $0.15 per share, July 2003	70,000	10,500	-	-	-	-	10,500
Common stock issued for services at $0.24 per share, August 2003	1,061,000	255,670	-	-	-	-	255,670
Common stock issued for cash at $0.27 per share, November 2003	168,000	45,558	-	-	- -	-	45,558
Settlement of accounts payable to an officer of the Company	-	-	54,744	-	-	-	54,744
Share subscriptions received, , December 2003	-	-	-	1,948	-	-	1,948
Loss for the period	-	-	-	-	(4,805,813)	-	(4,805,813)

Balance, December 31, 2003	45,582,934	$11,869,977	$ 159,744	$ 1,948	$ (4,805,813)	$(7,232,488)	$ (6,632)

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to December 31, 2003	Year Ended December 31, 2003	Year Ended December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for period	$ (4,805,813)	$ (4,822,432)	$ (191,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	191	191	-
Shares issued for services	192,420	192,420	22,500
Management services contributed	-	-	30,000
Impairment of intangible property	4,515,000	4,515,000	-
Changes in assets and liabilities:
(Increase) decrease in receivables and prepayments	(7,795)	(7,795)	63,252
(Increase) decrease in prepaid expenses	(70)	(70)	-
Increase (decrease) in accounts payable and accrued liabilities	34,101	32,857	(46,451)

Net cash used in operating activities	(71,966)	(89,829)	(29,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture	13,289	13,289	-
Promissory note payable	5,575	5,575	-
Proceeds from issuance of common stock	56,058	71,058	12,000
Stock subscriptions received	1,948	1,948	-

Net cash provided by financing activities	76,870	91,870	12,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(3,811)	(3,811)	-

Net cash used in investing activities	(3,811)	(3,811)	-

Change in cash and cash equivalents during period	1,093	(1,770)	(17,057)
Cash and cash equivalents, beginning	2,487	5,350	22,407

Cash and cash equivalents, ending	$ 3,580	$ 3,580	$ 5,350

Supplemental disclosure with respect to cash flows

Management services provided at no cost	$ -	$ -	$ 30,000
Settlement of accounts payable to an officer of the Company	54,744	54,744	-
Shares issued for services	255,670	255,670	-

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2003

1.

OPERATIONS AND GOING CONCERN

The Company is incorporated under the Company Act of British Columbia with its head office in West Vancouver, British Columbia, Canada.

The Company was the exclusive licensed manufacturer and distributor worldwide of a brand of fire extinguishants and fire retardant products. The license agreement was terminated December 1999. During the three years ended December 2002, all sales were made to customers in North America. The Company does not expect any further sales of these products and has abandoned this business effective the three-month period beginning April 1, 2003.

During the period beginning April 1, 2003, the Company acquired a new technology for reducing diesel emissions and will now focus on developing and marketing this technology.

The Company is considered to be a development

stage company beginning April 1, 2003 as the Company has changed its business and no longer generates revenues from operations.

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

The operations of the Company have primarily been funded by the issuance of common stock.  Continued operations of the Company are dependent on the Company's ability to complete equity financings or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through future equity financings.  Such financings may not be available or may not be available on reasonable terms.

	2003	2002

Working capital (deficiency)	$ (45,252)	$ (117,620)
Deficit accumulated during the development stage	(4,805,813)	-
Deficit	(7,232,488)	(7,215,869)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Basis of presentation

These consolidated financial statements are presented in Canadian dollars (and the Company would pay dividends in Canadian dollars, if any) and there are no exchange restrictions.  These consolidated financial statements are also prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, Rival Technologies (Delaware) Inc. and its former subsidiary Tracker Capital Corp. which merged with Rival Technologies (Delaware) Inc. during 2002.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

Use of estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those reported.

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months

or less to be cash and cash equivalents.

Equipment

Equipment is carried at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the following terms:

Furniture and equipment

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

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

Revenue recognition

In 2002, the Company sold fire extinguishants and fire retardant products. The Company invoiced its customers at an agreed price volume of goods shipped.

The Company recognized revenues when goods had been shipped, invoices rendered and collection was reasonably assured. Allowance for non-collection of revenues were made when collectibility become uncertain. Shipping and handling costs were included in cost of sales.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. The dilutive effect of 168,000 (2002 - 170,000) warrants is not reflected in net loss per share as the effect would be anti-dilutive.

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets.  The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life.  SFAS 143 is required to be adopted effective January 1, 2003.

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

New accounting pronouncements (cont'd...)

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149").  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities".  SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

In November 2002, FASB issued Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires elaborating on the disclosures that must be made by a guarantor in financial statements about its obligations under certain guarantees.  It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002, while the recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002.

In January 2003, FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") (revised in December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

3.

ACQUISITION

Pursuant to an Agreement and Plan of Reorganization dated May 30, 2002, entered into between the Company, Tracker Capital Corp. ("Tracker") and its shareholders, the Company agreed to purchase all of Tracker's outstanding common shares for 150,000 of the Company's common shares and other consideration consisting of cash and payments of certain fees and expenses equal to $30,000. As a result of this transaction, Tracker became a subsidiary of Rival Technologies Inc. The transaction has been accounted for by the purchase method with the company as the acquirer. Immediately following the acquisition, Rival Technologies (Delaware) Inc., a wholly-owned subsidiary of Rival Technologies Inc. merged with Tracker.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2003

3.

ACQUISITION (cont'd...)

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

4.

EQUIPMENT

	2003			2002
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$ 3,811	$ 191	$ 3,620	$ -	$ -	$ -

5.

INTANGIBLE PROPERTY

The Company acquired certain diesel engine technology ("CWI Technology") from M.A. Turbo/Engine Ltd. ("M.A. Turbo"). It acquired a 100% interest in the CWI Technology for the automotive transportation industry and a 20% interest in the CWI Technology for the marine industry. The purchase agreement includes an option clause to acquire the balance of the marine application.

Under the terms of the purchase agreement, the Company has issued 35,000,000 restricted common shares.  The Company has determined the value of the shares based on the market price of the securities under the guidance in EITF No. 97-8 "Accounting for Contingent Consideration Issued in a Purchase Business Combination" and EITF No. 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination".  On the date of the acquisition agreement, the market value of the stock was $0.15 per share; however, the market value of the stock was adjusted as follows:

i)

A discount of approximately 23%, based upon published materials, was applied against the market value of the stock of $0.15 per share to reflect the thinly traded market in which the Company's stock trades.

ii)

A premium of approximately 10%, based upon published materials, was applied against the market value of the stock of $0.15 per share to reflect the cost of issuing a significant number of shares that results in control of the Company passing to the vendors of the CWI Technology.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2003

5.

INTANGIBLE PROPERTY (cont'd...)

Accordingly, the Company determined the share price for this transaction to be approximately $0.13 per share.  As a result, the cost recorded by the Company upon acquisition of the CWI Technology was $4,550,000.

Subsequent to the acquisition of the CWI Technology and under the guidance in Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company determined that carrying value of the CWI Technology exceeded the fair value which was estimated to be approximately $35,000 based upon expected future cash flows.  Consequently, the Company recorded a charge in the consolidated statements of operations of $4,515,000 during the year ended December 31, 2003 as the carrying value of CWI Technology was written down to fair value in the year the impairment was recognized.

The Company has also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology for the automotive transportation industry plus $100,000 for its 20% interest in the CWI Technology for the marine industry. At December 31, 2003, the Company has not incurred any costs related to these commitments.

In connection with the purchase of the CWI Technology, the Company entered into a contractor agreement for a one-year term. Under the agreement, the Company provided compensation of 150,000 common shares for services related to the acquisition.

6.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $5,575 to an individual related to a director of the Company.  The note is unsecured, bears no interest and is payable on demand.

7.

CONVERTIBLE DEBENTURE

On December 1, 2003, the Company borrowed $13,289 from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2003

8.

COMMON STOCK

	Number of Shares	Common Stock

Authorized
100,000,000 common shares without par value

Issued
Balance as at December 31, 2001	5,953,934	$ 6,958,749

Exercise of warrants	80,000	12,000
Purchase of Tracker	150,000	22,500
Balance as at December 31, 2002	6,183,934	6,993,249

Exercise of warrants	170,000	25,500
Acquisition of intangible property	35,000,000	4,550,000
Private placement	168,000	45,558
Shares issued for services	1,061,000	255,670

Balance as at December 31, 2003	42,582,934	$ 11,869,977

As at December 31, 2003, the following warrants were outstanding:

Number of Shares	Exercise Price	Expiry Date

168,000	US$ 0.30	November 28, 2004

9.

RELATED PARTY TRANSACTIONS

Transactions with related parties are recorded at their exchange amounts. Related party transactions with directors and officers and with companies directly related to current directors and former directors not disclosed elsewhere in these financial statements are summarized as follows:

	2003	2002

Management services	$ -	$ 60,000

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2003

10.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2003	2002

Loss before income taxes	$ (4,822,432)	$ (191,260)

Expected income tax recovery	$ (1,687,851)	$ (76,000)
Non-deductible charges	1,580,250	12,000
Unrecognized benefit of operating loss carryforwards	107,601	64,000

Income tax recovery	$ -	$ -

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

	2003	2002

Deferred tax assets:
Income tax benefit of operating loss carryforwards	$ 1,034,000	$ 950,000
Valuation allowance	(1,034,000)	(950,000)

Net deferred tax assets	$ -	$ -

The Company has approximately $2,957,000 of operating loss carryforwards which expire beginning in 2003. The availability of certain operating loss carryforwards for income tax purposes is subject to certain restrictions because there was a change in control of the Company in 2001.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

11.

SEGMENT INFORMATION

The Company operates in one reportable segment, being the diesel technology industry, in Canada and the United

States of America.

12.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

13.

ECONOMIC DEPENDENCE

For the year ended December 31, 2002, the Company had two significant customers, which accounted for 94% and 6% of sales.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 2, 2004 we filed a report on Form 8-K advising that it had appointed new auditors, effective December 23, 2003. On January 21, 2004 we filed an amended such report on Form 8-K/A.

Item 8A. Controls and Procedures.

We maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission.  Such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this annual report on Form 10-KSB, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No changes were made to internal disclosure controls from the prior year.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the directors and executive officers of the Company, their ages, and all positions held with the Company.

Name	Age	Position(s)
Robin J. Harvey	45	President/Chief Financial Officer and Director
Piero D. Guglielmi	38	Director

Ms. Robin J. Harvey worked at Club Med Sales as the Sales, Transportation & Marketing Manager in Vancouver, B.C., from 1990 to 1996 where she was responsible for sales management to the Western Canadian travel industry, including promotional development, operational budgets, media buying and planning for the region. Subsequently, she was Corporate Sales Manager & Promotional Sales & Marketing Manager, British Columbia for AVIS Rent a Car until 2000.  At Avis, she was responsible for corporate sales and marketing, establishing new business, territory management and development and expansion of "on-line" marketing relationships and CRM development, promotions, special events, trade and media relationships and location expansions including "start ups". In 2001, Robin Harvey became President of Mytravelguide.com, Inc., a reporting issuer in the United States traded on the NASD OTC BB.  She resigned from this position in September, 2001 due to a merger and change of control of this company. In December 2003 Ms. Harvey was re-elected a Director by the shareholders of Rival Technologies Inc. and accepted the appointment of President and Chief Financial Officer.

Mr. Piero D. Guglielmi received training in international marketing from Simon Fraser University in Vancouver, British Columbia.  Between 1989 and 1996, he was in charge of research and development, as well as, corporate filing for North American Fire Guardian Technology, Inc.  From 1996 until January 2001 Mr. Guglielmi was in charge of technical marketing and a director of North American Fire Guardian Technology, Inc.  In January 2001, North American Fire Guardian Technology Inc. underwent corporate restructuring, and the company's name was changed to Rival Technologies Inc.  In August 2002, Mr. Guglielmi was elected President by the shareholders of Rival Technologies Inc.. In December 2003 Mr. Guglielmi was re-elected a Director by the shareholders of Rival Technologies Inc. and voluntarily resigned as President.

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

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2003 and 2002, the aggregate remuneration paid or payable by us to the person who acted as Chief Executive Officer during such periods and to the other executive officers who earned a salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2003 (collectively, the "Named Executive Officers").

Name and Principal Position	Year	Salary	Long Term Compensation Awards Restricted Stock Awards
Robin J. Harvey President	2003	nil	nil
Piero D. Guglielmi President	2003	nil	nil
Piero D. Guglielmi President	2002	nil	$30,000

Any compensation received by our officers, directors, and management personnel will be determined from time to time by the Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

No other compensation has been paid to any officer and/or director for his services rendered to, nor has any received such compensation in the past.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers:

Title of Class

Name and Address

Amount and Nature

Percentage

Of Beneficial

of Beneficial

of Class

Owner

Ownership

--------------

----------------

-----------------

-----------

No Par Value

Piero Guglielmi

40,800 Shares

0.1%

Common Stock

Director

#207, 3663 West 16th Avenue

Vancouver, BC

Canada, V6R 3C3

No Par Value

Robin J. Harvey

0 Shares

0%

Common Stock

President and Director

Suite 200, 100 Park Royal

West Vancouver, BC

Canada, V7T 1A2

No Par Value

All executive officers and

40,800 Shares

0.1%

Common Stock

directors as a group

No Par Value

Drayton Park Capital Corp.

26,000,000 Shares

61.1%

Common Stock

Holder of Over 5%

#602-1228 Marinaside

Vancouver BC

No Par Value

Anatoly Mezheritsky

5,000,000 Shares

11.7%

Common Stock

Holder of Over 5%

206-1273 Howe St.

Vancouver  V6Z 1R3

Item 12. Certain Relationships and Related Transactions.

There have been no material transactions in the past two years or proposed transactions to which we have been or are proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of our outstanding securities is involved.

We have no promoters. There have been no transactions that have benefited or will benefit its officers or directors either directly or indirectly.

Item 13.  Exhibits and Reports on Form 8-K.

(a) 1. The financial statements are listed in the Index to Financial Statements and are filed as part of this annual report.

2.  Not Applicable

3.  Exhibits

Exhibit 31.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CEO and CFO.

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CEO and CFO.

b) On January 2, 2004 the Company filed a report on Form 8-K advising that it had appointed new auditors, effective December 23, 2003.  On January 21, 2004 the Company filed an amended such report on Form 8-K/A.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For each of the last two fiscal years professional services rendered by the principal accountant for the audit of the registrants annual financial statements and review of financial statements 10-QSB (17CFR 249.308b) or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements for those fiscal years:

For the fiscal year ended December 31, 2002 - $19,819

For the fiscal year ended December 31, 2003 - $15,743 to the date hereof.

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related service by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

For the fiscal year ended December 31, 2002 - $5,202

For the fiscal year ended December 31, 2003 - $2,173

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning:

For the fiscal year ended December 31, 2002 - $0

For the fiscal year ended December 31, 2003 - $0

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through Item 9(e)(3) of Schedule 14A.

For the fiscal year ended December 31, 2002 - $0

For the fiscal year ended December 31, 2003 - $0

Audit Committee Pre-Approval Policies and Procedures

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rival Technologies Inc.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President, Chief Financial Officer and Director

Dated: April 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President, Chief Financial Officer and Director

Dated: April 9, 2004

/s/ Perry D. Guglielmi

By:  Perry Guglielmi

Director

Dated: April 9, 2004

Exhibit 31.1

CERTIFICATIONS

I, Robin J. Harvey, President and Chief Financial Officer of the Company certify that:

1.

I have reviewed this annual report on Form 10-KSB of Rival Technologies Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small Business Issuer as of, and for, the periods presented in this report.

4.

The Small Business Issuer's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Small Business Issuer and have:

a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Small Business Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Small Business Issuer's  disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Small Business Issuer's internal control over financial reporting that occurred during the Small Business Issuer's fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer's internal control over financial reporting; and

5. The Small Business Issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer's auditors and the audit committee of Small Business Issuer's board of directors  (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the internal control over financial reporting; and

Date:

April 9, 2004.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Rival Technologies, Inc., a British Columbia corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, , President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer