Form 10QSB/A
period 2003-06-30
RIVAL TECHNOLOGIES INC
filed 2004-05-19
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A-1

(mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No.  N/A

RIVAL TECHNOLOGIES INC.

(Exact name of small business issuer as specified in its charter)

British Columbia, Canada

N/A

(State or other jurisdiction of incorporation or organization)

       (IRS Employer ID)

#200, 100 Park Royal, West Vancouver, British Columbia, Canada V7T 1A2

(Address of principal executive offices)

(604) 689-0584

(Issuer's telephone number)

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

PART I – FINANCIAL INFORMATION

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

Deficiency in Assets
Common stock (Note 5)
Authorized
100,000,000 common shares, no par value
Issued
41,283,934 common shares (December 31, 2002 – 6,183,934)	11,558,249
Stock subscriptions	13,150
Additional paid-in capital	105,000
Deficit accumulated during the development stage	(4,551,218)
Deficit	(7,232,488)

Total deficiency in assets	(107,307)

$ 71,011

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to June 30, 2003	Three-Month Period Ended June 30, 2003	Three-Month Period Ended June 30, 2002	Six-Month Period Ended June 30, 2003	Six-Month Period Ended June 30, 2002

SALES	$ -	$ -	$ 37,429	$ -	$ 74,447

COST OF SALES	-	-	21,554	-	37,347

GROSS PROFIT	-	-	15,875	-	37,100

EXPENSES
Accounting and legal	$ 16,173	$ 16,173	$ 488	$ 26,511	$ 5,488
Consulting	8,215	8,215	-	10,465	-
Finder’s fees	2,836	2,836	-	2,836	-
Interest and bank charges	335	335	108	335	942
Investor relations	1,250	1,250	-	1,250	-
Management fees	-	-	7,500	-	15,000
Office and miscellaneous	575	575	3,552	2,358	5,524
Regulatory fees	4,175	4,175	838	5,752	3,241
Rent	-	-	9,693	-	18,889
Shareholder costs	422	422	-	422	-
Telephone and utilities	562	562	1,367	733	2,729
Travel and related	500	500	915	1,000	1,246
Website design and maintenance	1,175	1,175	-	1,175	-

Total expenses	(36,218)	(36,218)	(24,461)	(52,837)	(53,059)

Loss before other items	(36,218)	(36,218)	(8,586)	(52,837)	(15,959)

OTHER ITEMS
Impairment of intangible property	(4,515,000)	(4,515,000)	-	(4,515,000)	-

Loss before income taxes	(4,551,218)	(4,551,218)	(8,586)	(4,567,837)	(15,959)
Provision for income taxes	-	-	-	-	-

Net loss for period	(4,551,218)	(4,551,218)	(8,586)	(4,567,837)	(15,959)

Basic and diluted loss per common
share		$ (0.25)	$ (0.01)	$ (0.37)	$ (0.01)

Weighted average number of common shares outstanding		18,207,011	5,953,954	12,245,812	5,953,954

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to June 30, 2003	Six-Month Period Ended June 30, 2003	Six-Month Period Ended June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for period	$ (4,551,218)	$ (4,567,837)	$ (15,959)
Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of intangible property	4,515,000	4,515,000	-
Changes in assets and liabilities:
(Increase) decrease in receivables	(6,099)	(6,099)	16,863
Increase in prepaid expenses	(19,664)	(19,664)	(141)
Increase (decrease) in accounts payable and accrued liabilities	51,017	49,773	(12,883)

Net cash used in operating activities	(10,964)	(28,827)	(12,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note payable	5,575	5,575	-
Proceeds from issuance of common stock	-	15,000	-
Stock subscriptions received	13,150	13,150	-

Net cash provided by financing activities	18,725	33,725	-

Change in cash and cash equivalents during period	7,761	4,898	(12,120)

Cash and cash equivalents, beginning of period	2,487	5,350	22,407

Cash and cash equivalents, end of period	$ 10,248	$ 10,248	$ 10,287

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

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company’s continued existence is dependent upon its ability to raise substantial capital, maintain adequate financing arrangements and to generate profitable operations in the future. During 2001, control of the Company passed to a new group that is actively seeking to raise capital and to identify possible business acquisitions.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in Canadian dollars and are prepared in conformity with accounting principles generally accepted in the United States of America and with those used in the preparation of the Company’s annual financial statements. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rival Technologies (Delaware) Inc. and its former subsidiary Tracker Capital Corp. which merged with Rival Technologies (Delaware) Inc. during 2002.

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

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Intangible property

Intangible property is recorded at cost.

The carrying value of intangible property is evaluated for potential permanent impairment on an ongoing basis at the reporting unit level.  In order to determine whether permanent impairment exists, management considers the Company’s and its subsidiaries’ financial condition as well as expected pre-tax earnings, undiscounted cash flows or market related values.  If the carrying value of intangible property of a reporting unit exceeds the fair value of the reporting unit, the carrying value of intangible property must be written down to fair value in the year the impairment is recognized.

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

3.

INTANGIBLE PROPERTY

The Company acquired a diesel engine technology that reduces engine emissions (“CWI Technology”) from M.A. Turbo/Engine Ltd. (“M.A. Turbo”). It acquired a 100% interest in the CWI Technology for the automotive transportation industry and a 20% interest in the CWI Technology for the marine industry. The purchase agreement includes an option clause to acquire the balance of the marine application.

Under the terms of the purchase agreement, the Company has issued 35,000,000 restricted common shares. The Company has determined the value of the shares based on the market price of the securities under the guidance in EITF No. 97-8 “Accounting for Contingent Consideration Issued in a Purchase Business Combination” and EITF No. 99-12 “Determination of the Measurement Date for the market Price of Acquirer Securities Issued in a Purchase Business Combination”. On the date of acquisition agreement, the market value of the stock was $0.15 per share; however, the market value of the stock was adjusted as follows:

i)

A discount of approximately 23%, based upon published materials, was applied against the market value of the stock of $0.15 per share to reflect the thinly traded market in which the Company’s stock trades.

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

3.

INTANGIBLE PROPERTY (cont’d…)

Accordingly, the Company determined the share price for this transaction to be approximately $0.13 per share. As a result, the cost recorded by the Company upon acquisition of the CWI Technology was $4,550,000.

Subsequent to the acquisition of CWI Technology and under the guidance in Statements of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”, the Company determined that carrying value of the CWI Technology exceeded the fair value which was estimated to be approximately $35,000 based upon expected future cash flows. Consequently, the Company recorded a charge in the consolidated statements of operations of $4,515,000 the carrying value of CWI Technology was written down to fair value in the year the impairment was recognized.

The Company has also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology for the automotive transportation industry plus $100,000 for its 20% interest in the CWI Technology for the marine industry.

In connection with the purchase of the CWI Technology, the Company entered into a contract agreement for a one-year term. Under the agreement, the Company agreed to provide compensation of 150,000 common shares for services related to the acquisition. The obligation to issue these shares is included in accounts payable.

4.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company received proceeds and issued a promissory note of $5,575 ($3,960 US) to an individual related to a director of the Company. The note is unsecured, bears no interest and is payable on demand.

5.

COMMON STOCK

	Number of Shares	Common Stock	Paid-in Capital	Total

Authorized
100,000,000 common shares, no par value

Issued and outstanding
Balance as at December 31, 2002	6,183,934	$ 6,993,249	$ 105,000	$ 7,098,249
Exercise of warrants	100,000	100,000	-	15,000
Acquisition of intangible property	35,000,000	4,550,000	-	4,550,000

Balance as at June 30, 2003	41,283,934	$ 11,643,249	$ 105,000	$ 11,748,249

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

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2003

5.

COMMON STOCK (cont’d…)

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

In the period beginning April 1, 2003, the Company acquired a certain diesel engine technology for reducing engine emissions (“CWI Technology”) from M.A. Turbo/Engine Ltd. (“M.A. Turbo”).  Specifically, the Company acquired a 100% interest in CWI Technology for the automotive transportation industry, and a 20% interest in CWI Technology for the marine industry. The purchase agreement includes an option clause to acquire the balance of the marine application.

Under the terms of the purchase agreement, the Company has issued 35,000,000 restricted common shares.The Company has determined the value of the shares based on the market price of the securities.  On the date of the acquisition agreement, the market value of the stock was $0.15 per share; however, the market value of the stock was adjusted as follows:

i)

A discount of approximately 23%, based upon published materials, was applied against the market value of the stock of $0.15 per share to reflect the thinly traded market in which the Company’s stock trades.

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

Subsequent to the acquisition of the CWI Technology, the Company determined that carrying value of the CWI Technology exceeded the fair value, which was estimated to be approximately $35,000 based upon expected future cash flows.  Consequently, the Company recorded a charge in the consolidated statements of operations of $4,515,000 during the six-month period ended June 30, 2003 as the carrying value of CWI Technology was written down to fair value in the period the impairment was recognized.

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

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2003.  Compared to June 30, 2002.

Revenues for the three-month period ended June 30, 2003 decreased to $0 as compared to $37,429 for the three-month period ended June 30, 2002 due to the termination of active sales of the Company’s NAF S-111 fire extinguishant product.  Revenues for the six-month period ended June 30, 2003 decreased to $0 as compared to $74,447 for the six-month period ended September 30, 2002 due to the termination of active sales of the Company’s NAF S-111 fire extinguishant product.

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

The Company recorded an impairment on it’s intangible property of $4,515,000 during the three month period ended June 30th 2003 as the carrying value was written down to fair value

The Company did not incur any Research and Development costs during the three-month or six- month periods ended June 30, 2003 and June 30, 2002.

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

PART II – OTHER INFORMATION

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

Rival Technologies Inc.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President/Director

/s/ Piero D. Guglielmi

By: Piero D. Guglielmi

Director

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robin J. Harvey, certify that:

1.  I have reviewed this quarterly report on Amended Form 10-Q of Rival Technologies Inc., for the quarter ended June 30, 2003;

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

4.  The registrant’s other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation  Date");  and c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant’s board of directors  (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;  and b) any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

May 12, 2004

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Rival Technologies, Inc., a British Columbia corporation (the “Company”), on Amended Form 10-QSB for the quarter ending June 30, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, , President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer