Form 10QSB/A
period 2003-09-30
RIVAL TECHNOLOGIES INC
filed 2004-05-19
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB/A-1

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

PART I – FINANCIAL INFORMATION

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2003

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian dollars)

September 30,
2003

(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$18,788
Receivables	6,830
Prepaid expenses	212,344

Total current assets	237,962

Property and Equipment, net (Note 3)	3,811
Intangible property (Note 4)	35,000
Deferred Income Taxes less valuation allowance of $ 1,099,960	-

$276,773

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$148,488
Accrued liabilities	-
Promissory note payable (Note 5)	5,575

Total current liabilities	154,063

Shareholders' equity
Common stock (Note 6)
Authorized
100,000,000 common shares, no par value
Issued and Outstanding
42,414,934 common shares	11,824,419
Stock subscriptions	41,356
Additional paid-in capital	105,000
Deficit accumulated during the development stage	(4,615,577)
Deficit	(7,232,488)

Total shareholders’ equity	122,710

$276,773

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Canadian dollars)
(Unaudited)

	Cumulative
	Amounts From
	Beginning of
	Development
	Stage (April 1,	Three-Month	Three-Month	Nine-Month	Nine-Month
	2003) to	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September	September 30,
	2003	2003	2002	30, 2003	2002

SALES	$-	$-	$-	$-	$74,447

COST OF SALES	-	-	3,121	-	40,468

GROSS PROFIT	-	-	(3,121)	-	33,979

EXPENSES
Accounting and legal	$17,588	$1,415	$8,625	$27,926	$14,113
Consulting	46,102	37,887	-	48,352	-
Finder’s fees	8,507	5,671	-	8,507	-
Interest and bank charges	483	148	497	483	1,439
Investor relations	10,079	8,829	-	10,079	-
Management fees	-	-	7,500	-	22,500
Office and miscellaneous	5,360	4,785	1,096	7,143	6,530
Regulatory fees	6,161	1,986	4,231	7,738	7,472
Rent	-	-	9,340	-	28,229
Shareholder costs	422	-	-	422	-
Telephone and utilities	1,183	621	1,465	1,354	4,194
Travel and related	3,517	3,017	849	4,017	2,095
Website design and maintenance	1,175	-	-	1,175	-

Total expenses	(100,577)	(64,359)	(33,603)	(117,196)	(86,572)

Loss before other items	(100,577)	(64,359)	(36,724)	(117,196)	(52,593)

OTHER ITEMS
Impairment of intangible property	(4,515,000)	-	-	(4,515,000)	-

Loss before income taxes	(4,615,577)	(64,359)	(36,724)	(4,632,196)	(52,593)

Provision for income taxes	-	-	-	-	-

Net loss for period	(4,615,577)	(64,359)	(36,724)	(4,632,196)	(52,593)

Basic and diluted loss per common
share		$(0.01)	$(0.01)	$(0.21)	$(0.01)

Weighted average number of
common shares outstanding		41,820,738	5,953,954	22,212,454	5,953,954

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	Cumulative
	Amounts From
	Beginning of
	Development
	Stage (April 1,	Nine-Month	Nine-Month
	2003) to	Period Ended	Period Ended
	September 30,	September 30,	September
	2003	2003	30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for period	$(4,615,577)	$(4,632,196)	$(52,593)
Adjustments to reconcile net loss to cash used
by operating activities:
Common stock issued for services	43,938	43,938	-
Impairment of intangible property	4,515,000	4,515,000	-
Changes in assets and liabilities:
(Increase) decrease in receivables	(6,830)	(6,830)	53,228
(Increase) decrease in prepaid expenses	(612)	(612)	1,416
Increase (decrease) in accounts payable and
accrued liabilities	26,762	25,518	(6,141)

Net cash used in operating activities	(37,319	(55,182)	(4,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note payable	5,575	5,575	-
Proceeds from issuance of common stock	10,500	25,500	-
Stock subscriptions received	41,356	41,356	-

Net cash provided by financing activities	57,431	72,431	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,811)	(3,811)	-

Net cash used in investing activities	(3,811)	(3,811)	-

Change in cash and cash equivalents during period	16,301	13,438	(4,090)

Cash and cash equivalents, beginning of period	2,487	5,350	22,407

Cash and cash equivalents, end of period	$18,788	$18,788	$18,317

Supplemental disclosure with respect to cash flows
Shares issued for services	$255,670	$43,938	$-

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

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Subsequent to the acquisition of CWI Technology and under the guidance in Statements of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”, the Company determined that carrying value of the CWI Technology exceeded the fair value which was estimated to be approximately $35,000 based upon expected future cash flows. Consequently, the Company recorded a charge in the consolidated statements of operations of $4,515,000 as the carrying value of CWI Technology was written down to fair value in the year the impairment was recognized.

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

4.

INTANGIBLE PROPERTY (cont’d…)

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

6.

COMMON STOCK

	Number of Shares	Common Stock	Paid-in Capital	Total

Authorized
100,000,000 common shares, no par value

Issued
Balance as at December 31, 2002	6,183,934	$ 6,993,249	$ 105,000	$ 7,098,249
Exercise of warrants	170,000	25,500	-	25,500
Acquisition of intangible property	35,000,000	4,550,000	-	4,550,000
Shares issued for services	1,061,000	255,670	-	255,670

Balance as at September 30, 2003	42,414,934	$ 11,824,419	$ 105,000	$ 11,929,419

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

PART I – FINANCIAL INFORMATION

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

The Company was party to a license agreement to distribute a wastewater treatment technology known as Water Solutions P30. This license agreement was terminated in May 2003.  There were no financial transactions, liabilities or expenses incurred by the Company relating to this agreement.

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

General and Administrative expenses for the three-month period ended September 30, 2003 were $64,359 as compared to $33,513 for the three-month period ended September 30, 2002, representing an increase of 92%. This increase was primarily attributed to a finders fee and consulting services relating to the Company’s acquisition of CWI Technology and listing on the Berlin Exchange in Germany.  General and Administrative expenses for the nine-month period ended September 30, 2003 were $117,196 as compared to $86,572 for the nine-month period ended September 30, 2002, representing an increase of 35.4%. This increase was primarily attributed to a finders fee and consulting services relating to the Company’s acquisition of CWI Technology and listing on the Berlin Exchange in Germany.

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

Item 2.   Changes in Securities and Use of Proceeds

During the three-month period ended September 30, 2003, the Company accepted a subscription for 158,000 units at a price of US$0.20 per unit.  Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at a price of US$0.30 for one year. To date, the shares and warrants from the subscription have not been issued.

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

Rival Technologies Inc.

/s/Robin J. Harvey

By:  Robin J. Harvey

President and Director

/s/ Piero D. Guglielmi

By: Piero D. Guglielmi

Director

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robin J. Harvey, certify that:

1.  I have reviewed this quarterly report on Amended Form 10-Q of Rival Technologies Inc., for the quarter ended September 30, 2003;

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

By:  Robin J. Harvey

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Rival Technologies, Inc., a British Columbia corporation (the “Company”), on Amended Form 10-QSB for the quarter ending September 30, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, , President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer