Form 10QSB
period 2004-03-31
RIVAL TECHNOLOGIES INC
filed 2004-05-19
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

(604) 689-0584

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 2004, 42,582,934 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

MARCH 31, 2004

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian dollars)

	March 31,	December 31,
	2004	2003

	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalents	$3,897	$3,580
Receivables	8,226	7,795
Prepaid expenses	31,695	63,320

Total current assets	43,818	74,695

Equipment (Note 3)	4,780	3,620
Intangible property (Note 4)	35,000	35,000
Deferred income taxes less valuation allowance of $1,054,000 and $950,000	-	-

Total assets	$83,598	$113,315

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$91,995	$101,083
Promissory note payable (Note 5)	5,575	5,575
Convertible debentures (Note 6)	42,139	13,289

Total current liabilities	139,709	119,947

Deficiency in assets
Common stock (Note 7)
Authorized
100,000,000 common shares without par value
Issued
42,582,934 common shares (December 31, 2003 – 42,582,934)	11,869,977	11,869,977
Additional paid-in capital	159,744	159,744
Stock subscriptions received in advance	9,059	1,948
Deficit accumulated during the development stage	(4,862,403)	(4,805,813)
Deficit	(7,232,488)	(7,232,488)

Total deficiency in assets	(56,111)	(6,632)

Total liabilities and deficiency in assets	$83,598	$113,315

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Canadian dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Beginning of
	Development
	Stage (April	Three-Month	Three-Month
	1, 2003) to	Period Ended	Period Ended
	March 31,	March 31,	March 31,
	2004	2004	2003

EXPENSES
Accounting and legal	$37,295	$3,250	$10,338
Consulting	213,215	32,625	2,250
Depreciation	428	237	-
Interest expense on convertible debt	835	835	-
Investor relations	50,024	4,903	-
Office and miscellaneous	4,390	625	1,783
Regulatory fees	14,405	1,844	1,577
Rent	7,050	1,772	-
Research and development	10,000	10,000	-
Telephone and utilities	2,423	499	171
Travel and related	5,663	-	500
Website design and maintenance	1,675	-	-

Loss before other items	(347,403)	(56,590)	(16,619)

OTHER ITEMS
Impairment of intangible property	(4,515,000)	-	-

Loss before income taxes	(4,862,403)	(56,590)	(16,619)

Provision for income taxes	-	-	-

Net loss for period	(4,862,403)	(56,590)	(16,619)

Basic and diluted net loss per common
share		$(0.01)	$0.00

Weighted average number of
common shares outstanding – basic
and diluted		42,582,934	6,059,633

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
STATEMENT OF DEFICEINCY IN ASSETS
(Expressed in Canadian Dollars)
(Unaudited)

						Deficit
					Share	Accumulated
		Common stock		Additional	Subscriptions	During the
				Paid-in	Received in	Development
		Number	Amount	Capital	Advance	Stage

Balance, April 1, 2003		6,283,934	$7,008,249	$105,000	$-	$-	$(7,232,488)	$(119,239)
(beginning of development
stage)

Common stock issued for
intangible property at	$0.001
per share, May 2003		35,000,000	4,550,000	-	-	-	-	4,550,000
Common stock issued on
exercise of warrants at	$0.15
per share, July 2003		70,000	10,500	-	-	-	-	10,500
Common stock issued for
services at $0.24 per share
August 2003		1,061,000	255,670	-	-	-	-	255,670
Common stock issued for cash
at $0.27 per share, November
2003		168,000	45,558	-	-	-	-	45,558
Settlement of accounts payable
to an officer of the Company		-	-	54,744	-	-	-	54,744
Share subscriptions received,
December 2003		-	-	-	1,948	-	-	1,948
Loss for the period		-	-	-	-	(4,805,813)	-	(4,805,813)

Balance, December 31, 2003		45,582,934	$11,869,977	$159,744	$1,948	$(4,805,813)	$(7,232,488)	$(6,632)

Share subscriptions received					7,111			7,111
Loss for the period		-	-	-	-	(56,590)	-	(56,590)

Balance, March 31, 2004		45,582,934	$11,869,977	$159,744	$9,059	$(4,862,403)	$(7,232,488)	$(56,111)

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	Cumulative
	Amounts From
	Beginning of
	Development	Three Month	Three Month
	Stage (April 1,	Period Ended	Period Ended
	2003) to March	March 31,	March 31,
	31, 2004	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for period	$(4,862,403)	$(56,590)	$(16,619)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	428	237	-
Shares issued for services	192,420	-	-
Interest accrued on convertible debentures	835	835	-
Impairment of intangible property	4,515,000	-	-
Changes in assets and liabilities:
Increase in receivables	(8,226)	(431)	-
Decrease in prepaid expenses	31,555	31,625	-
Increase (decrease) in accounts payable and
accrued liabilities	25,013	(9,088)	(1,244)

Net cash used in operating activities	(105,378)	(33,412)	(17,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debentures	41,304	28,015	-
Promissory note payable	5,575	-	-
Proceeds from issuance of common stock	56,058	-	15,000
Stock subscriptions received	9,059	7,111	-

Net cash provided by financing activities	111,996	35,126	15,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,208)	(1,397)	-

Net cash used in investing activities	(5,208)	(1,397)	-

Change in cash and cash equivalents during period	1,410	317	(2,863)

Cash and cash equivalents, beginning	2,487	3,580	5,350

Cash and cash equivalents, ending	$3,897	$3,897	$2,487

Supplemental disclosure with respect to cash flows
Settlement of accounts payable to an officer of the Company		$54,744	$ - $ -
Shares issued to acquire intangible property		35,000	- -
Shares issued for services		255,670	- -

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

MARCH 31, 2004

(Unaudited)

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

The operations of the Company have primarily been funded by the issuance of common stock.  Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future.  Management’s plan in this regard is to secure additional funds through future equity financings.  Such financings may not be available or may not be available on reasonable terms.

March 31, 2004	December 31, 2003

Working capital (deficiency)	$ (95,891)	$ (45,252)
Deficit accumulated during the development stage	(4,862,403)	(290,813)
Deficit	(7,232,488)	(7,232,488)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

MARCH 31, 2004

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. The dilutive effect of 168,000 warrants is not reflected in net loss per share as the effect would be anti-dilutive.

New accounting pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

The adoption of this new pronouncement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

3.

EQUIPMENT

March 31, 2004	December 31, 2003
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$ 3,811	$ 372	$ 3,439	$ 3,811	$ 191	$ 3,620
Computer equipment	1,397	56	1,341	-	-	-

	$ 5,208	$ 428	$ 4,780	$ 3,811	$ 191	$ 3,620

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

MARCH 31, 2004

(Unaudited)

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

Under the terms of the purchase agreement, the Company issued 35,000,000 restricted common shares. The Company determined the value of the shares based on the market price of the securities under the guidance in EITF No. 97-8 “Accounting for Contingent Consideration Issued in a Purchase Business Combination” and EITF No. 99-12 “Determination of the Measurement Date for the market Price of Acquirer Securities Issued in a Purchase Business Combination”. On the date of acquisition agreement, the market value of the stock was $0.15 per share; however, the market value of the stock was adjusted as follows:

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

In connection with the purchase of the CWI Technology, the Company entered into a contract agreement for a one year term. Under the agreement, the Company agreed to provide compensation of 150,000 common shares for services related to the acquisition. The obligation to issue these shares is included in accounts payable.

5.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $5,575 (US$3,960) to an individual related to a director of the Company.  The note is unsecured, bears no interest and is payable on demand.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

MARCH 31, 2004

(Unaudited)

6.

CONVERTIBLE DEBENTURES

On December 1, 2003, the Company borrowed $13,289 (US$10,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share.

On January 16 2004, the Company borrowed $15,000 from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share.

On March 8, 2004, the Company borrowed $13,015 (US$10,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share.

7.

CAPITAL STOCK

At March 31, 2004, the following warrants were outstanding:

Number of Shares	Exercise Price	Expiry Date

168,000	US$ 0.30	November 28, 2004

At March 31, 2004, there were no stock options outstanding.

8.

SEGMENT INFORMATION

The Company operates in one reportable segment, being the diesel technology industry, in Canada and the United States of America.

9.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities, promissory note payable and convertible debentures. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the three-month period ended March 31, 2004.

The financial statements of the Company are expressed in Canadian dollars.  All figures herein are also expressed in Canadian dollars, except where specifically indicated in United States dollars.

General Overview

In the period beginning April 1, 2003, we acquired diesel engine technology for reducing engine emissions (“CWI Technology”) from M.A. Turbo/Engine Ltd. (“M.A. Turbo”).  Specifically, we acquired a 100% interest in CWI Technology for the automotive transportation industry, and a 20% interest in CWI Technology for the marine industry. The purchase agreement includes an option clause to acquire the balance of the marine application.

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

Results of Operations

Three-Month Period Ended March 31, 2004. Compared to March 31, 2003.

Revenues for the three-month period ended March 31, 2004 remained $ Nil as compared to $ Nil for the three-month period ended March 31, 2003.

General and Administrative expenses for the three-month period ended March 31, 2004 were $56,590 as compared to $16,619 for the three-month period ended March 31, 2003, representing an increase of   240%. This increase was primarily attributed to an increase in consulting fees and investors’ relations expenses.

The Company did not incur any Research and Development costs during the three-month period ended March 31, 2004.

Liquidity and Capital Resources

The Company completed private placements totaling 168,000 common shares at US$0.25 per unit.  Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at US$0.35 for one year.  To date, the shares and warrants from the private placement have not been issued.

We completed a convertible debenture for US$10,000 in March 2004.  The debenture has a term of one year, bears interest of 10% per annum, with principal and interest convertible to common shares at US$0.35 per share.

Rival's cash position at March 31, 2004, was $3,897 as compared to $2,487 at March 31, 2003, representing an increase of 57%.

Rival's net working capital position (current assets less current liabilities) increased to ($95,981) at March 31, 2004, from ($117,239) at March 31, 2003, due primarily to an increase in receivables and pre-paid expenses and a decrease in accounts payable.

During the three-month period ending March 31, 2004, the Company met all cash flow needs from the receipt of subscriptions in advance of shares issued and the convertible debenture.

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

Item 2.   Changes in Securities and Use of Proceeds

During the three-month period ended March 31, 2004, the Company accepted subscriptions for 168,000 units at a price of US$0.25 per unit.  Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at a price of US$0.35 for one year. To date, the shares and warrants from the subscription have not been issued.

Item 3.  Default on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Shareholders

None.

Item 5.  Other Matters

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K during the quarter ended March 31, 2004.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rival Technologies Inc.

Date: May 14, 2004

/s/ Robin J. Harvey

By:  Robin J. Harvey

President, Chief Financial Officer and Director

Date: May 14, 2004

/s/ Perry D. Guglielmi

By:  Perry Guglielmi

Director

CERTIFICATIONS

I, Robin J. Harvey, President and Chief Financial Officer of the Company certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Rival Technologies Inc.;

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

4.  The Registrants other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrants and have:

a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Registrants disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Registrants internal control over financial reporting that occurred during the Registrants first fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrants internal control over financial reporting; and

5. Registrants other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Registrants auditors and the audit committee of Registrants board of directors  (or persons performing the equivalent function):

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

May 14, 2004.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Rival Technologies, Inc., a British Columbia corporation (the “Company”), on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, Robin J. Harvey, President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer