Form 10QSB
period 2004-08-23
RIVAL TECHNOLOGIES INC
filed 2004-08-23
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2004

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

(604) 689-0584

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2004, 42,659,834 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2004

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

(Unaudited)

June 30, 2004

ASSETS

Current
Cash	$ 38,440
Receivables	9,277
Prepaid expenses	31,695

Total current assets	79,412

Equipment (Note 3)	4,495
Intangible property (Note 4)	35,000
Deferred income taxes less valuation allowance of $1,054,000	-

Total assets	$ 118,907

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$ 68,951
Promissory note payable (Note 5)	5,575
Convertible debentures (Note 6)	55,015

Total current liabilities	129,541

Deficiency in assets
Common stock (Note 7)
Authorized
100,000,000 common shares without par value
Issued and outstanding
42,659,834 common shares (December 31, 2003 - 42,582,934)	11,899,315
Additional paid-in capital	254,044
Stock subscriptions received in advance	6,075
Deficit accumulated during the development stage	(4,937,580)
Deficit	(7,232,488)

Total deficiency in assets	(10,634)

Total liabilities and deficiency in assets	$ 118,907

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to June 30, 2004	Three-Month Period Ended June 30, 2004	Three-Month Period Ended June 30, 2003	Six-Month Period Ended June 30, 2004	Six-Month Period Ended June 30, 2003

EXPENSES
Accounting and legal	$ 66,460	$ 29,165	$ 16,173	$ 32,415	$ 26,511
Consulting	213,215	-	8,215	32,625	10,465
Depreciation	713	285	-	522	-
Interest expense on convertible debt	2,519	1,684	-	2,519	-
Investor relations	53,509	3,485	4,508	8,388	4,508
Office and miscellaneous	6,471	2,081	910	2,706	2,693
Regulatory fees	20,125	5,720	4,175	7,564	5,752
Rent	9,215	2,165	-	3,937	-
Research and development	40,152	30,152	-	40,152	-
Telephone and utilities	2,863	440	562	939	733
Travel and related	5,663	-	500	-	1,000
Website design and maintenance	1,675	-	1,175	-	1,175

Loss before other items	(422,580)	(75,177)	(36,218)	(131,767)	(52,837)

OTHER ITEMS
Impairment of intangible property	(4,515,000)	-	(4,515,000)	-	(4,515,000)

Loss before income taxes	(4,937,580)	(75,177)	(4,551,218)	(131,767)	(4,567,837)

Provision for income taxes	-	-	-	-	-

Net loss for period	(4,937,580)	(75,177)	(4,551,218)	(131,767)	(4,567,837)

Basic and diluted net loss per common share		$ (0.01)	$ (0.25)	$ (0.01)	$ (0.37)

Weighted average number of common shares outstanding - basic and diluted		42,593,920	18,207,011	42,588,427	12,245,812

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

STATEMENT OF DEFICEINCY IN ASSETS

(Expressed in Canadian Dollars)

(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to June 30, 2004	Six-Month Period Ended June 30, 2004	Six-Month Period Ended June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for period	$ (4,937,580)	$ (131,767)	$ (4,567,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	713	522	-
Shares issued for services	192,420	-	-
Impairment of intangible property	4,515,000	-	4,515,000
Changes in assets and liabilities:
Increase in receivables	(9,277)	(1,482)	(6,099)
(Increase) decrease in prepaid expenses	31,555	31,625	(19,664)
Increase (decrease) in accounts payable and accrued liabilities	2,409	(31,692)	49,773

Net cash used in operating activities	(204,760)	(132,794)	(28,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debentures	162,604	149,315	-
Promissory note payable	5,575	-	5,575
Proceeds from issuance of common stock	69,719	13,661	15,000
Stock subscriptions received	8,023	6,075	13,150

Net cash provided by financing activities	245,921	169,051	33,725

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(5,208)	(1,397)	-

Net cash used in investing activities	(5,208)	(1,397)	-

Change in cash and cash equivalents during period	35,953	34,860	4,898
Cash and cash equivalents, beginning	2,487	3,580	5,350

Cash and cash equivalents, ending	$ 38,440	$ 38,440	$ 10,248

Supplemental disclosure with respect to cash flows
Settlement of accounts payable to an officer of the Company	$ 54,744	$ -	$ -
Shares issued to acquire intangible property	35,000	-	-
Shares issued for services	255,670
Shares issued to settle convertible debenture and accrued interest payable	13,729	13,729	-
Beneficial conversion feature recorded as additional paid-in
capital	94,300	94,300	-

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

JUNE 30, 2004

(Unaudited)

1.

OPERATIONS AND GOING CONCERN

The Company is incorporated under the Company Act of British Columbia with its head office in West Vancouver, British Columbia, Canada.

The Company was the exclusive licensed manufacturer and distributor worldwide of a brand of fire extinguishants and fire retardant products.   The license agreement was terminated December 1999.   During the three years ended December 2002, all sales were made to customers in North America.   The Company does not expect any further sales of these products and has abandoned this business during the three-month period beginning April 1, 2003.

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

June 30, 2004

Working capital (deficiency)	$ (50,129)
Deficit accumulated during the development stage	(4,937,580)
Deficit	(7,232,488)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003. The results of operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

JUNE 30, 2004

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. The dilutive effect of 214,900 warrants is not reflected in net loss per share as the effect would be anti-dilutive.

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

3.

EQUIPMENT

June 30, 2004
	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$ 3,811	$ 552	$ 3,259
Computer equipment	1,397	161	1,236

	$ 5,208	$ 713	$ 4,495

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

JUNE 30, 2004

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

Under the terms of the purchase agreement, the Company has issued 35,000,000 restricted common shares. The Company has determined the value of the shares based on the market price of the securities under the guidance in EITF No. 97-8 "Accounting for Contingent Consideration Issued in a Purchase Business Combination" and EITF No. 99-12 "Determination of the Measurement Date for the Mrket Price of Acquirer Securities Issued in a Purchase Business Combination". On the date of acquisition agreement, the market value of the stock was $0.15 per share; however, the market value of the stock was adjusted as follows:

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

Subsequent to the acquisition of CWI Technology and under the guidance in Statements of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets", the Company determined that carrying value of the CWI Technology exceeded the fair value which was estimated to be approximately $35,000 based upon expected future cash flows. Consequently, the Company recorded a charge in the consolidated statements of operations of $4,515,000 as the carrying value of CWI Technology was written-down to fair value in the year the impairment was recognized.

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

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

JUNE 30, 2004

(Unaudited)

6.

CONVERTIBLE DEBENTURES

On December 1, 2003, the Company borrowed $13,289 (US$10,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. On June 17, 2004, the lender exercised its right to convert the principal and interest into common stock resulting in the Company issuing 30,000 common shares to settle the convertible debt of $13,729 (principal and accrued interest).

On January 16, 2004, the Company borrowed $15,000 from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share.

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

On April 13, 2004, the Company borrowed $27,000 (US$20,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share.

On June 9, 2004, the Company borrowed $67,300 (US$50,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. As the market price of the

Company's common stock exceeded the exercise price on the commitment date, the intrinsic value of the beneficial conversion features recorded as additional paid-in capital was $67,300.

On June 30, 2004, the Company borrowed $27,000 (US$20,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. As the market price of the

Company's common stock exceeded the exercise price on the commitment date, the intrinsic value of the beneficial conversion features recorded as additional paid-in capital was $27,000.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

JUNE 30, 2004

(Unaudited)

7.

CAPITAL STOCK

As at June 30, 2004, there were no stock options outstanding.

As at June 30, 2004, the following warrants were outstanding:

Number of Shares	Exercise Price	Expiry Date

168,000	US$ 0.30	November 28, 2004
46,900	US$ 0.35	June 17, 2005

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

10.            SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company transferred 4,000,000 shares common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at their request.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the three-month period ended June 30, 2004.

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

We have also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology for the automotive transportation industry, plus $100,000 for its 20% interest in CWI Technology for the marine industry. On June 1, 2004 we amended the Schedules to the Purchase Agreement in order to bring them current with our anticipated financing and development schedule.

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

We are actively working on raising funds needed to proceed with our plans for CWI Technology.  In April, 2004 the Company executed a Trust Declaration with a German lawyer.  The Trust Declaration relates to Reg S common shares that they will be sold to European investors under a separate Berlin Stock Exchange Reg S listing, with the Company receiving the net proceeds from the sale of these shares.

Subsequent to June 30, 2004, the Company transferred 4,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock.  The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock.  Any shares of common stock not sold by the trustee will be returned to the Company at their request.

We have been and will continue to engage in the business of developing, marketing and distributing environmental products. We have no employees at this time.

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2004. Compared to June 30, 2003.

We have no revenues from the beginning of the development stage on April 1, 2003.

General and Administrative expenses for the three-month period ended June 30, 2004 were $75,177 as compared to $36,218 for the three-month period ended June 30, 2003, representing an increase of 108%. This increase was primarily attributed to Research and Development costs relating to the development of CWI Technology.  General and Administrative expenses for the six-month period ended June 30, 2004 were $131,767 as compared to $52,837 for the six-month period ended June 30, 2003, representing an increase of 149%. This increase was primarily attributed to Research and Development costs relating to the development of CWI Technology plus increased consulting fees.

The Company incurred $30,152 in Research and Development costs during the three-month period ended June 30, 2004 and $40,152 in Research and Development costs during the six-month period ended June 30, 2004.

Liquidity and Capital Resources

We completed private placements totaling 46,900 common shares at US$0.25 per unit.  Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at US$0.35 for one year.

We completed one convertible debenture for Cdn$27,000 ($US20,000) in April, 2004 and two additional debentures for Cdn$94,300 (US$70,000) in June, 2004.  The debentures has a term of one year, bear interest of 10% per annum, with principal and interest convertible to common shares at US$0.35 per share.

Rival's cash position at June 30, 2004 was $38,440 as compared to $3,580 at December 31, 2003, representing an increase of 974%.

Rival's net working capital position (current assets less current liabilities) increased to negative ($144,429) at June 30, 2004 from negative ($45,252) at December 31, 2003, due primarily to funds borrowed by way of convertible debentures.

During the three-month period ending June 30, 2004, the Company met all cash flow needs from the receipt of subscriptions in advance of shares issued, plus funds borrowed by way of convertible debentures.

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

Item 2.   Changes in Securities and Use of Proceeds

During the three-month period ended June 30, 2004, the Company accepted subscriptions for 18,500 units at a price of US$0.25 per unit.  Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at a price of US$0.35 for one year. The shares and warrants from the subscription have been issued in July, 2004.

Item 3.  Default on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Shareholders

None.

Item 5.  Other Matters

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K during the quarter ended June 30, 2004.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rival Technologies Inc.

Date: August 12, 2004

/s/ Robin J. Harvey

By:  Robin J. Harvey

President, Chief Financial Officer and Director

Date: August 12, 2004

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

Disclosed in this report any change in the Small Business Issuer's internal control over financial reporting that occurred during the Small Business Issuer's first fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer's internal control over financial reporting; and

5. The Small Business Issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer's auditors and the audit committee of Small Business Issuer's board of directors  (or persons performing the equivalent function):

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

August 12, 2004.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Rival Technologies, Inc., a British Columbia corporation (the "Company"), on Form 10-QSB for the year ending June 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Robin Harvey, President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer