Form 10QSB
period 2004-09-30
RIVAL TECHNOLOGIES INC
filed 2004-11-18
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2004

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from           to

Commission File No. 000-49900

RIVAL TECHNOLOGIES INC.

(Exact name of small business issuer as specified in its charter)

British Columbia, Canada       N/A

(State or other jurisdiction of incorporation or organization)          (IRS Employer ID)

#200, 100 Park Royal, West Vancouver, British Columbia, Canada V7T 1A2

(Address of principal executive offices)

(604) 689-0584

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2004, 42,659,834 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2004

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Expressed in Canadian dollars)

(Unaudited)

September 30, 2004

ASSETS

Current
Cash	$39,811
Receivables	9,932
Prepaid expenses	31,695

Total current assets	81,438

Equipment	5,313
Intangible property	35,000
Deferred income taxes less valuation allowance of $1,111,800	-

Total assets	$121,751

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$80,726
Promissory note payable	5,575
Convertible debentures	82,512

Total current liabilities	168,813

Deficiency in assets
Common stock
Authorized
100,000,000 common shares without par value
Issued and outstanding
42,659,834 common shares	11,899,315
Additional paid-in capital	254,044
Stock subscriptions received in advance	60,286
Deficit accumulated during the development stage	(5,028,219)
Deficit	(7,232,488)

Total deficiency in assets	(47,062)

Total liabilities and deficiency in assets	$121,751

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to September 30, 2004	Three-Month Period Ended September 30, 2004	Three-Month Period Ended September 30, 2003	Nine-Month Period Ended September 30, 2004	Nine-Month Period Ended September 30, 2003

EXPENSES
Accounting and legal	$76,531	$10,071	$1,415	$42,486	$27,926
Amortization of beneficial conversion
feature	27,497	27,497	-	27,497	-
Consulting	214,215	1,000	43,558	33,625	56,859
Depreciation	1,088	375	-	897	-
Interest expense	6,164	3,645	-	6,164	-
Investor relations	57,935	4,426	8,829	12,814	10,079
Office and miscellaneous	10,263	3,792	4,933	6,498	7,626
Regulatory fees	24,610	4,485	1,986	12,049	7,738
Rent	11,362	2,147	-	6,084	-
Research and development	70,292	30,140	-	70,292	-
Shareholder costs	949	949	-	949	422
Telephone and utilities	3,781	918	621	1,857	1,354
Travel and related	6,857	1,194	3,017	1,194	4,017
Website design and maintenance	1,675	-	-	-	1,175

Loss before other items	(513,219)	(90,639)	(64,359)	(222,406)	(117,196)

OTHER ITEMS
Impairment of intangible property	(4,515,000)	-	-	-	(4,515,000)

Loss before income taxes	(5,028,219)	(90,639)	(64,359)	(222,406)	(4,632,196)

Provision for income taxes	-	-	-	-	-

Net loss	(5,028,219)	(90,639)	(64,359)	(222,406)	(4,632,196)

Basic and diluted net loss per common share		$(0.01)	$ (0.01)	$(0.01)	$ (0.21)

Weighted average number of common shares outstanding – basic and diluted		42,659,834	41,820,738	42,612,403	22,212,454

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to September 30, 2004	Nine-Month Period Ended September 30, 2004	Nine-Month Period Ended September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,028,219)	$(222,406)	$(4,632,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	27,497	27,497	-
Depreciation	1,088	897	-
Shares issued for services	192,420	-	43,938
Impairment of intangible property	4,515,000	-	4,515,000
Changes in assets and liabilities:
Increase in receivables	(9,932)	(2,137)	(6,830)
(Increase) decrease in prepaid expenses	31,555	31,625	(612)
Increase (decrease) in accounts payable and accrued liabilities	14,184	(19,917)	25,518

Net cash used in operating activities	(256,407)	(184,441)	(55,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debentures	162,604	149,315	-
Promissory note payable	5,575	-	5,575
Proceeds from issuance of common stock	71,667	13,661	25,500
Stock subscriptions received	60,286	60,286	41,356

Net cash provided by financing activities	300,132	223,262	72,431

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,401)	(2,590)	(3,811)

Net cash used in investing activities	(6,401)	(2,590)	(3,811)

Change in cash and cash equivalents during period	37,324	36,231	13,438
Cash and cash equivalents, beginning	2,487	3,580	5,350

Cash and cash equivalents, ending	$39,811	$39,811	$18,788

Supplemental disclosure with respect to cash flows
Settlement of accounts payable to an officer of the Company	$54,744	$ -	$ -
Shares issued to acquire intangible property	35,000	-	-
Shares issued for services	192,420	-	43,938
Shares issued to settle convertible debenture and accrued interest
payable	13,729	13,729	-
Beneficial conversion feature recorded as additional paid-in
capital	94,300	94,300	-

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

SEPTEMBER 30, 2004

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

September 30, 2004

Working capital (deficiency)	$ (87,375)
Deficit accumulated during the development stage	(5,028,219)
Deficit	(7,232,488)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003. The results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

SEPTEMBER 30, 2004

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

New accounting pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 are required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. The consolidation requirements for all other types of entities are required in financial statements for periods ending March 15, 2004.

The adoption of this new pronouncement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

3.

EQUIPMENT

	September 30, 2004
	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$3,811	$733	$3,078
Computer equipment	2,590	355	2,235

	$6,401	$1,088	$5,313

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

SEPTEMBER 30, 2004

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

SEPTEMBER 30, 2004

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

On June 9, 2004, the Company borrowed $67,300 (US$50,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. As the market price of the Company’s common stock exceeded the exercise price on the commitment date, the intrinsic value of the beneficial conversion features recorded as additional paid-in capital was $67,300. During the nine-month period ended September 30, 2004, the

Company recognized $20,747 of intrinsic value of the beneficial conversion feature in the consolidated statements of operations.

On June 30, 2004, the Company borrowed $27,000 (US$20,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. As the market price of the Company’s common stock exceeded the exercise price on the commitment date, the intrinsic value of the beneficial conversion features recorded as additional paid-in capital was $27,000. During the nine-month period ended September 30, 2004, the

Company recognized $6,750 of intrinsic value of the beneficial conversion feature in the consolidated statements of operations.

The related accrued interest for the convertible debentures has been recorded as accounts payable and accrued liabilities.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

SEPTEMBER 30, 2004

(Unaudited)

7.

COMMON STOCK

During the period, the Company issued and transferred 4,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at their request. Accordingly, those shares of common stock have not been recorded as issued and outstanding on the consolidated balance sheet.

As at September 30, 2004, there were no stock options outstanding.

As at September 30, 2004, the following warrants were outstanding:

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

We have also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology for the automotive transportation industry, plus $100,000 for its 20% interest in CWI Technology for the marine industry. On June 1, 2004 we amended the Schedules to the Purchase Agreement in order to bring them current with our anticipated financing and development schedule.  To date we have maintained our funding commitment in accordance with these Schedules.

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

The Company has transferred 4,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock.  The trustee will receive a trustee fee equal to 3% of the selling value of the Reg S shares of common stock.  Any shares of common stock not sold by the trustee will be returned to the Company at their request.  As of the date hereof no shares have been sold.

We have been and will continue to engage in the business of developing, marketing and distributing environmental products. We have no employees at this time.

Results of Operations

Three-Month and Nine-Month Periods Ended September 30, 2004. Compared to September 30, 2003.

We have had no revenues from the beginning of the development stage on April 1, 2003.

General and Administrative expenses for the three-month period ended September 30, 2004 were $90,639 as compared to $64,359 for the three-month period ended September 30, 2003, representing an increase of 41%. This increase was primarily attributed to Research and Development costs relating to the development of CWI Technology plus increased interest and rent expenses.  General and Administrative expenses for the nine-month period ended September 30, 2004 were $222,406 as compared to $117,196 for the nine-month period ended September 30, 2003, representing an increase of 90%. This increase was primarily attributed to Research and Development costs relating to the development of CWI Technology plus increased interest and rent expenses.

The Company incurred $30,140 in Research and Development costs during the three-month period ended September 30, 2004 and $70,292 in Research and Development costs during the nine-month period ended September 30, 2004.

Liquidity and Capital Resources

We completed the exercise of 138,000 warrants at US$0.30 per warrant during the 3 month period ending September 30, 2004 for total proceeds US$28,500 plus Cdn$13,098.  We will issue 138,000 shares of common stock in this regard subsequent to the end of this quarterly period.

Rival's cash position at September 30, 2004 was $39,811 as compared to $3,580 at December 31, 2003, representing an increase of 1,012%.

Rival's net working capital position (current assets less current liabilities) increased to negative ($87,375) at June 30, 2004 from negative ($45,252) at December 31, 2003, due primarily to funds borrowed by way of convertible debentures.

During the three-month period ending September 30, 2004, the Company met all cash flow needs from the receipt of subscriptions in advance of shares issued, plus funds borrowed by way of convertible debentures.

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

Item 3.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission.  Such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 45 days prior to the filing date of this quarterly report on Form 10-QSB, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No changes were made to internal disclosure controls from the prior fiscal quarter.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2004, warrant holders and the Company completed the exercise of 138,000 warrants and will issue 138,000 shares of common stock in this regard subsequent to the end of this quarterly period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a) Exhibits.

None.

(b) Reports on Form 8-K during the quarter ended June 30, 2004.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rival Technologies Inc.

Date: November 12, 2004

/s/ Robin J. Harvey

By:  Robin J. Harvey

President, Chief Financial Officer and Director

Date: November 12, 2004

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

4.  The Small Business Issuer’s other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Small Business Issuer and have:

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

Disclosed in this report any change in the Small Business Issuer’s internal control over financial reporting that occurred during the Small Business Issuer’s first fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer’s internal control over financial reporting; and

5. The Small Business Issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer’s auditors and the audit committee of Small Business Issuer’s board of directors  (or persons performing the equivalent function):

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

November 12, 2004.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Rival Technologies, Inc., a British Columbia corporation (the “Company”), on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, , President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer