Form 10KSB
period 2004-12-31
RIVAL TECHNOLOGIES INC
filed 2005-04-15
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the year ended December 31, 2004

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-49900

RIVAL TECHNOLOGIES INC.

(Name of small business issuer in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#200, 100 Park Royal, West Vancouver, British Columbia, Canada	V7T 1A2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 689-0584

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any attachment to this form 10-KSB. [ ]

Issuer’s revenue during the year ended December 31, 2004: nil

On April 11, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of US$1.01 per share  (the selling or average bid and asked price) as of April 11, 2005:  12,077,834 x 1.01 = $12,198,612.

The number of shares outstanding of the Issuers common stock as of March 31, 2005: Approximately 44,563,776.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]

TABLE OF CONTENTS

Page

PART I

Item 1. Description of Business

4

Item 2. Description of Property

4

Item 3. Legal Proceedings

5

Item 4. Submission of Matters to a Vote of Security Holders

5

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

6

Item 6. Management's Discussion and Analysis or Plan of Operation

6

Item 7. Financial Statements

8

Item 8. Changes and Disagreements With Accountants on Accounting and

25

Financial Disclosure

Item 8A. Controls and Procedures

25

Item 8B. Other Information

25

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance

with Section 16(a) of the Exchange Act

26

Item 10. Executive Compensation

27

Item 11. Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

27

Item 12. Certain Relationships and Related Transactions

28

Item 13. Exhibits

29

Item 14. Principal Accountant Fees and Services

30

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

In the period beginning April 1, 2003, we acquired diesel engine technology for reducing engine emissions (“CWI Technology”) from M.A. Turbo/Engine Ltd. (“M.A. Turbo”).  Specifically, we acquired a 100% interest in CWI Technology for the automotive transportation industry, and the right to acquire a 20% interest in CWI Technology for the marine industry. The purchase agreement includes an option clause to acquire the balance of the marine application.

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

ii)

A premium of approximately 10%, based upon published materials, was applied against the market value of the stock of $0.15 per share to reflect the cost of issuing a significant number of shares that results in our control passing to the vendors of the CWI Technology.

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

We have entered into Marketing Agreement with MA Turbo allowing it to market the marine application of CWI Technology and providing us with a 15% commission on any sales.  In this regard, we have also entered into a Memorandum of Understanding with Advanced Engineering Services of Milan Italy to assist in marketing the marine application of CWI Technology in Europe.  This marketing effort is in process and firm contracts are being sought from a number of European shipbuilders.

We are actively working on raising funds needed to proceed with our plans for CWI Technology.  During 2004, we commenced a financing sufficient to allow us to proceed with the design, development and patenting of the small diesel applications of CWI Technology.  We entered into a Financing Agreement with Abernathy, Mendelson & Associates Ltd. (“Abernathy”) on November 15, 2004, where we will sell up to 10,000,000 Reg S common shares under a separately traded Reg S listing on the Berlin Stock Exchange, and pay to Abernathy 47% of the net proceeds from these sales.  Under the Financing Agreement we have also paid to Abernathy a one-time fee of 250,000 Reg S common shares.

We have been, and will continue to engage in the business of developing, marketing and distributing environmental products.  We utilize contract service providers to provide any services required.  We have no employees at this time.

Item 2.   Description of Property.

Our principal executive and administrative offices are located at #200, 100 Park Royal, West Vancouver, BC, Canada V7T 1A2.  The cost to us is approximately $250 per month, including secretarial, photocopying, and similar services.  The rental for 2005 is on a month-to-month basis.

We have a secondary administrative office located at #1014-470 Granville Street, Vancouver, BC V6C 1V5.  The cost to us is approximately $1,500 per month, including administration, telephone, long distance, fax, and similar services. The rental for 2005 is on a month-to-month basis.  This office is operated separately and is unrelated to the above mentioned principal executive offices.

We do not anticipate adding additional offices or warehouse space in the next one-year period.

Item 3.   Legal Proceedings.

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders during the fiscal year ended December 31, 2004.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Our no par value common stock is traded on the NASD OTC Bulletin Board, the Berlin Stock Exchange and the Frankfurt Stock Exchange.

Our Reg S common stock is traded on the Berlin Stock Exchange.

Market Price

The following table sets forth the range of high and low sales prices for our common stock for each quarterly period indicated, as reported by the OTC Bulletin Board quotation system.

2003

2004

High

Low

High

Low

First Quarter

$.30

$.24

$.39

$.30

Second Quarter

$.27

$.10

$1.20

$1.14

Third Quarter

$.51

$.25

$1.34

$.80

Fourth Quarter

$.51

$.21

$1.21

$.57

Shareholders

As of March 15, 2005, we had 185 registered shareholders holding 44,827,834 common shares.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

The following are significant factors that have affected our financial position and operations during the year ended December 31, 2004.

Our financial statements are expressed in Canadian dollars.  All figures herein are also expressed in Canadian dollars, except where specifically indicated in United States dollars.

Results of Operations

Year Ended December 31, 2004, compared to December 31, 2003.

General expenses for the year ended December 31, 2004, increased by $8,826, or 2.9%, to $316,258 as compared to $307,432 for the year ended December 31, 2003.

We incurred $118,850 in research and development costs during the twelve-month period ended December 31, 2004.

Liquidity and Capital Resources

We completed private placements totaling 44,900 common shares at US$0.25 per unit.  Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share at US$0.35 for one year.

Our warrant holders exercised 168,000 warrants and we issued 168,000 common shares at US$0.30 per share.

We completed convertible debentures for US$15,000 on January 16, 2004, US$10,000 on March 8, 2004, Cdn$27,000 on April 13, 2004, US$50,000 on June 9, 2004 and US$20,000 on June 30, 2004 .  The debentures have a term of one year, bear interest of 10% per annum, with principal and interest convertible to common shares at US$0.35 per share.

Our cash position at December 31, 2004 was $50,054 as compared to $3,580 at December 31, 2003, representing an increase of 1,298%.

Our net working capital position (current assets less current liabilities) increased to negative ($188,931) at December 31, 2004 from negative ($6,632) at December 31, 2003, due primarily to the issue of convertible debentures and unpaid legal fees.

During the year ending December 31, 2004, we met all cash flow needs from the receipt of subscriptions and convertible debentures in advance of shares issued.  We believe we will have to sustain our operations during the next twelve months through the sale of debt and/or equity securities, loans from shareholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Rival Technologies, Inc.

(A Development Stage Company)

West Vancouver, Canada

We have audited the accompanying balance sheets of Rival Technologies, Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rival Technologies, Inc. (A Development Stage Company) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss of $470,108 for the year ended December 31, 2004, and as discussed in Note 1 to the financial statements has a working capital deficiency of $188,931, has a deficit of $7,232,488 and a deficit accumulated during the development stage $5,275,921, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.

Certified Public Accountants

Miami, Florida

April 12, 2005

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

DECEMBER 31

	2004	2003

ASSETS

Current
Cash and cash equivalents	$50,054	$3,580
Receivables	15,944	7,795
Prepaid expenses	70	63,320

Total current assets	66,068	74,695

Equipment	4,938	3,620
Intangible property	-	35,000
Deferred income taxes less valuation allowance of $1,198,500 and $1,034,000	-	-

Total assets	$71,006	$113,315

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$143,287	$101,083
Promissory note payable	5,575	5,575
Convertible debentures	106,137	13,289

Total current liabilities	254,999	119,947

Deficiency in assets
Common stock
Authorized
100,000,000 common shares without par value
Issued and outstanding
42,827,834 common shares (2003 – 42,582,934)	11,965,390	11,869,977
Additional paid-in capital	261,544	159,744
Stock subscriptions received in advance	97,482	1,948
Deficit accumulated during the development stage	(5,275,921)	(4,805,813)
Deficit	(7,232,488)	(7,232,488)

Total deficiency in assets	(183,993)	(6,632)

Total liabilities and deficiency in assets	$71,006	$113,315

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to December 31, 2004	Year Ended December 31, 2004	Year Ended December 31, 2003

EXPENSES
Accounting and legal	$ 107,979	$ 73,934	$ 44,383
Amortization of beneficial conversion feature	51,122	51,122	-
Consulting	281,541	100,951	182,840
Depreciation	1,463	1,272	191
Interest expense	11,824	11,144	680
Investor relations	71,201	26,080	45,121
Office and miscellaneous	16,541	13,456	4,868
Regulatory fees	27,332	14,771	14,138
Rent	14,364	9,086	5,278
Research and development	118,850	118,850	-
Telephone and utilities	5,056	3,132	2,095
Travel and related	16,373	10,710	6,163
Website design and maintenance	2,275	600	1,675

Loss before other items	(725,921)	(435,108)	(307,432)

OTHER ITEMS
Impairment of intangible property	(4,550,000)	(35,000)	(4,515,000)

Loss before income taxes	(5,275,921)	(470,108)	(4,822,432)

Provision for income taxes	-	-	-

Net loss for period	(5,275,921)	(470,108)	(4,822,432)

Basic and diluted net loss per common share		$ (0.01)	$ (0.18)

Weighted average number of common shares outstanding – basic
diluted		42,632,129	27,319,775

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

STATEMENT OF DEFICIENCY IN ASSETS

(Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions Received in Advance	Deficit Accumulated During the Development Stage
	Number	Amount	Paid-in Capital			Deficit	Total

Balance, April 1, 2003 (beginning of development stage)	6,283,934	$7,008,249	$105,000	$ -	$ -	$(7,232,488)	$ (119,239)
Common stock issued for intangible property at $0.001 per share, May 2003	35,000,000	4,550,000	-	-	-	-	4,550,000
Common stock issued on exercise of warrants at $0.15 per share, July 2003	70,000	10,500	-	-	-	-	10,500
Common stock issued for services at $0.24 per share, August 2003	1,061,000	255,670	-	-	-	-	255,670
Common stock issued for cash at US$0.20 per share, November 2003	168,000	45,558	-	-	-	-	45,558
Settlement of accounts payable to an officer of the Company	-	-	54,744	-	-	-	54,744
Share subscriptions received, , December 2003	-	-	-	1,948	-	-	1,948
Loss for the period	-	-	-	-	(4,805,813)	-	(4,805,813)

Balance, December 31, 2003	42,582,934	$11,869,977	$ 159,744	$1,948	$(4,805,813)	$(7,232,488)	$(6,632)

Common stock issued for cash at US$0.25 per share, June 2004	46,900	15,609	-	(1,948)	-	-	13,661

Settlement of convertible debentures, June 2004	30,000	13,729	-	-	-	-	13,729

Beneficial conversion feature of convertible debentures, June 2004	-	-	94,300	-	-	-	94,300

Contributed capital on settlement of accounts payable, Jun 2004	-	-	7,500	-	-	-	7,500

Common stock issued on exercise of warrants at US$0.30 per share, December 2004	168,000	66,075	-	-	-	-	66,075

Share subscriptions received, , December 2004	-	-	-	97,482	-	-	97,482

Loss for the period	-	-	-	-	(470,108)	-	(470,108)

Balance, December 31, 2004	42,827,834	$11,965,390	$ 261,544	$97,482	$(5,275,921)	$(7,232,488)	$(183,993)

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to December 31, 2004	Year Ended December 31, 2004	Year Ended December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for period	$ (5,275,921)	$ (470,108)	$ (4,822,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	51,122	51,122	-
Depreciation	1,463	1,272	191
Shares issued for services	192,420	-	192,420
Impairment of intangible property	4,550,000	35,000	4,515,000
Changes in assets and liabilities:
(Increase) decrease in receivables and prepayments	(15,944)	(8,149)	(7,795)
(Increase) decrease in prepaid expenses	63,250	63,250	(70)
Increase (decrease) in accounts payable and accrued liabilities	84,245	50,144	32,857

Net cash used in operating activities	(349,435)	(277,469)	(89,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture	162,604	149,315	13,289
Promissory note payable	5,575	-	5,575
Proceeds from issuance of common stock	137,742	79,736	71,058
Stock subscriptions received	97,482	97,482	1,948

Net cash provided by financing activities	403,403	326,533	91,870

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,401)	(2,590)	(3,811)

Net cash used in investing activities	(6,401)	(2,590)	(3,811)

Change in cash and cash equivalents during period	47,567	46,474	(1,770)

Cash and cash equivalents, beginning	2,487	3,580	5,350

Cash and cash equivalents, ending	$ 50,054	$ 50,054	$ 3,580

Supplemental disclosure with respect to cash flows
Settlement of accounts payable to an officer of the Company	$ 54,744	$ -	$ 54,744
Shares issued to acquire intangible property	4,550,000	-	4,550,000
Shares issued for services	255,670	-	255,670
Shares issued to settle convertible debenture and accrued
interest payable	13,729	13,729	-
Beneficial conversion feature recorded as additional paid-in
capital	94,300	94,300	-
Shares issued for subscriptions received in advance from a prior year	-	1,948	-
Contributed capital on settlement of accounts payable	7,500	7,500	-

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

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

During the period beginning April 1, 2003, the Company acquired a new technology for reducing diesel emissions and will now focus on developing and marketing this technology.  The Company is considered to be a development stage company beginning April 1, 2003, as the Company has changed its business and no longer generates revenues from operations.

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company’s continued existence is dependent upon its ability to raise substantial capital, maintain adequate financing arrangements and to generate profitable operations in the future. During 2001, control of the Company passed to a new group that is actively seeking to raise capital and to identify possible business acquisitions.

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

	2004	2003

Working capital (deficiency)	$ (188,931)	$ (45,252)
Deficit accumulated during the development stage	(5,275,921)	(4,805,813)
Deficit	(7,232,488)	(7,232,488)

All amounts are expressed in Canadian dollars except for certain per share amounts denoted in United States dollars (“US$”).

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

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

Computer equipment

3 years

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Research and development

Research and development costs are expensed as incurred.

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. The dilutive effect of 46,900 (2003 – 168,000) warrants is not reflected in net loss per share as the effect would be anti-dilutive.

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

New accounting pronouncements (cont’d…)

FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”).  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as follows:

i)

Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

ii)

Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity’s share price.

iii)

Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iv)

Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services” (“EITF 96-18”).  SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005.  Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005.  For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

3.

EQUIPMENT

	2004			2003
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$3,811	$915	$2,896	$3,811	$191	$3,620
Computer equipment	2,590	548	2,042	-	-	-
	$6,401	$1,463	$4,938	$3,811	$191	$3,620

4.

INTANGIBLE PROPERTY

The Company acquired certain diesel engine technology (“CWI Technology”) from M.A. Turbo/Engine Ltd. (“M.A. Turbo”). It acquired a 100% interest in the CWI Technology for the automotive transportation industry and a 20% interest in the CWI Technology for the marine industry. The purchase agreement includes an option clause to acquire the balance of the marine application.

Under the terms of the purchase agreement, the Company has issued 35,000,000 restricted common shares.  The Company has determined the value of the shares based on the market price of the securities under the guidance in Emerging Issues Task Force No. 97-8 “Accounting for Contingent Consideration Issued in a Purchase Business Combination” and Emerging Issues Task Force No. 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”.  On the date of the acquisition agreement, the market value of the stock was $0.15 per share; however, the market value of the stock was adjusted as follows:

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

Subsequent to the acquisition of the CWI Technology and under the guidance in Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company determined that carrying value of the CWI Technology exceeded the fair value which was estimated to be approximately $35,000 based upon expected future cash flows.  Consequently, the Company recorded a charge in the consolidated statements of operations of $4,515,000 during the year ended December 31, 2003 as the carrying value of CWI Technology was written down to fair value in the year the impairment was recognized. During the year ended December 31, 2004, the Company determined a further write down was required and accordingly, a charge of $35,000 was recorded in the consolidated statements of operations.

The Company has also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology for the automotive transportation industry plus $100,000 for its 20% interest in the CWI Technology for the marine industry. At December 31, 2004, the Company has not incurred any costs related to these commitments.

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

On January 16, 2004, the Company borrowed $15,000 from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. Subsequent to December 31, 2004, the option to convert expired unexercised and the term of the loan was extended to July 15, 2005.

On March 8, 2004, the Company borrowed $13,015 (US$10,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

6.

CONVERTIBLE (cont’d…)

at a value of US$0.35 per share. Subsequent to December 31, 2004, the option to convert expired unexercised and the term of the loan was extended to September 8, 2005.

On April 13, 2004, the Company borrowed $27,000 from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share.

On June 9, 2004, the Company borrowed $67,300 (US$50,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. As the market price of the Company’s common stock exceeded the exercise price on the commitment date, the intrinsic value of the beneficial conversion feature recorded by the Company as additional paid-in capital was $67,300. During the year ended December 31, 2004, the Company recognized $37,622 of intrinsic value of the beneficial conversion feature in the consolidated statements of operations.

On June 30, 2004, the Company borrowed $27,000 (US$20,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. As the market price of the Company’s common stock exceeded the exercise price on the commitment date, the intrinsic value of the beneficial conversion feature recorded by the Company as additional paid-in capital was $27,000. During the year ended December 31, 2004, the Company recognized $13,500 of intrinsic value of the beneficial conversion feature in the consolidated statements of operations.

The related accrued interest for the convertible debentures has been recorded as accounts payable and accrued liabilities.

7.

COMMON STOCK

During the year ended December 31, 2004, the Company issued and transferred 4,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. There is no time limit as to when the trustee has to sell the

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

7.

COMMON STOCK (cont’d…)

shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at its request. Accordingly, those shares of common stock have not been recorded as issued and outstanding on the consolidated balance sheet.

Stock options

As at December 31, 2004 and 2003, there were no stock options outstanding.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance as at December 31, 2002	170,000	$0.15
Issued	168,000	US$0.30
Exercised	(170,000)	($0.15)

Balance as at December 31, 2003	168,000	US$0.30
Issued	46,900	US$0.35
Exercised	(168,000)	US$0.30)

Balance as at December 31, 2004	46,900	US$0.35

As at December 31, 2004, the following share purchase warrants were outstanding:

Number of Shares	Exercise Price	Expiry Date

46,900	US$ 0.35	June 17, 2005

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

8.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2004	2003

Loss before income taxes	$ (470,108)	$ (4,822,432)

Expected income tax recovery	$ (164,538)	$ (1,687,851)
Non-deductible charges	-	1,580,250
Unrecognized benefit of operating loss carry forwards	164,538	107,601

Income tax recovery	$ -	$ -

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

	2004	2003

Deferred tax asset:
Income tax benefit of operating loss carry forwards	$ 1,198,500	$ 1,034,000
Valuation allowance	(1,198,500)	(1,034,000)

Net deferred tax asset	$ -	$ -

The Company has approximately $3,427,000 of operating loss carryforwards, which expire beginning in 2003. The availability of certain operating loss carryforwards for income tax purposes is subject to certain restrictions because there was a change in control of the Company in 2001.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

9.

SEGMENT INFORMATION

The Company operates in one reportable segment, being the diesel technology industry, in Canada and the United States of America.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

10.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants, Dohan and Company.

Item 8A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports we file or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the directors and executive officers of the Company, their ages, and all positions held with the Company.

Name	Age	Position(s)
Robin J. Harvey	45	President/Chief Financial Officer and Director
Piero D. Guglielmi	38	Director

Ms. Robin J. Harvey worked at Club Med Sales as the Sales, Transportation & Marketing Manager in Vancouver, B.C., from 1990 to 1996 where she was responsible for sales management to the Western Canadian travel industry, including promotional development, operational budgets, media buying and planning for the region. Subsequently, she was Corporate Sales Manager & Promotional Sales & Marketing Manager, British Columbia for AVIS Rent a Car until 2000.  At Avis, she was responsible for corporate sales and marketing, establishing new business, territory management and development and expansion of “on-line” marketing relationships and CRM development, promotions, special events, trade and media relationships and location expansions including “start ups". In 2001, Robin Harvey became President of Mytravelguide.com, Inc., a reporting issuer in the United States traded on the NASD OTC BB.  She resigned from this position in September, 2001 due to a merger and change of control of this company. In December 2003 Ms. Harvey was re-elected a Director by the shareholders of Rival Technologies Inc. and accepted the appointment of President and Chief Financial Officer.

Mr. Piero D. Guglielmi received training in international marketing from Simon Fraser University in Vancouver, British Columbia.  Between 1989 and 1996, he was in charge of research and development, as well as, corporate filing for North American Fire Guardian Technology, Inc.  From 1996 until January 2001 Mr. Guglielmi was in charge of technical marketing and a director of North American Fire Guardian Technology, Inc.  In January 2001, North American Fire Guardian Technology Inc. underwent corporate restructuring, and the company’s name was changed to Rival Technologies Inc.  In August 2002, Mr. Guglielmi was elected President by the shareholders of Rival Technologies Inc.. In December 2003 Mr. Guglielmi was re-elected a Director by the shareholders of Rival Technologies Inc. and voluntarily resigned as President.

Currently there are no agreements or understanding for any officer or director to resign at the request of another person and that none of the officers or directors are acting on behalf of or will act at the direction of any other person.

The Company does not have an audit committee financial expert serving on its audit committee.  The Company’s revenue from operations has declined and as a result its financial accounting issues are being streamlined and simplified.  As the Company acquires new products and technology in the future, it intends to identify and appoint a financial expert to serve on its audit committee.

The Company has not adopted a code of ethics applicable to principal executive officers.  The current President has been an executive officer of the Company for more than five (5) years.  As new executive officers are appointed in the future, the Company intends to adopt a code of ethics and post the same on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company knows of no person, who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 (“Reporting Person”), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a).  Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, we know of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2004 and 2003, the aggregate remuneration paid or payable by us to the person who acted as Chief Executive Officer during such periods and to the other executive officers who earned a salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2004 (collectively, the "Named Executive Officers").

Name and Principal Position	Year	Salary	Long Term Compensation Awards Restricted Stock Awards
Robin J. Harvey President, Chief Financial Officer, Director	2003 2004	Nil Nil	Nil Nil
Piero D. Guglielmi Secretary and Director	2003 2004	Nil Nil	Nil Nil

Any compensation received by our officers, directors, and management personnel will be determined from time to time by the Board of Directors. Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

No other compensation has been paid to any officer and/or director for his services rendered to, nor has any received such compensation in the past.  Commencing January 1, 2005 the directors of the Company will receive a directors fee equal to US$500 per month.  Executive compensation by way of an incentive stock plan for management services is under review but no decision has been reached in this regard.

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

West Vancouver BC V7T 1A2

No Par Value

All executive officers and

40,800 Shares

0.1%

Common Stock

directors as a group

No Par Value

Rockridge Capital Corp.

25,750,000 Shares

61.1%

Common Stock

Holder of Over 5%

#200-100 Park Royal

West Vancouver BC V7T 1A2

No Par Value

Anatoly Mezheritsky

5,000,000 Shares

11.7%

Common Stock

Holder of Over 5%

206-1273 Howe St.

Vancouver  BC V6Z 1R3

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

Item 13.  Exhibits

Exhibit Number 3.1 3.2 10.1 10.2 31 32

Title

Articles of Incorporation are attached to the Company's Form 10-SB, filed on July 22, 2004. This exhibit is incorporated by reference to that Form.

Bylaws are attached to the Company's Form 10-SB, filed on July 22, 2004.  This exhibit is incorporated by reference to that Form.

Purchase Agreement is attached to the Company's Form 10-SB, filed on July 22, 2004.  This exhibit is incorporated by reference to that Form.

Financing Agreement with Abernathy, Mendelson & Associates Ltd.

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Location Attached Attached Attached

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For each of the last two fiscal years professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in Form 10-QSB (17CFR 249.308b) or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements for those fiscal years:

For the fiscal year ended December 31, 2003 - $19,335

For the fiscal year ended December 31, 2004 - $21,808

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related service by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

For the fiscal year ended December 31, 2003 - $2,173

For the fiscal year ended December 31, 2004 - $0

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

Dated: April 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President, Chief Financial Officer and Director

Dated: April 12, 2004

/s/ Perry D. Guglielmi

By:  Perry Guglielmi

Director

Dated: April 12, 2004

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

Disclosed in this report any change in the Small Business Issuer’s internal control over financial reporting that occurred during the Small Business Issuer’s fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer’s internal control over financial reporting; and

5. The Small Business Issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer’s auditors and the audit committee of Small Business Issuer’s board of directors  (or persons performing the equivalent function):

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

April 12, 2004.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Rival Technologies, Inc., a British Columbia corporation (the “Company”), on Form 10-KSB for the year ending December 31, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, , President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer