Form 10QSB
period 2005-03-31
RIVAL TECHNOLOGIES INC
filed 2005-05-20
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2005

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

(604) 689-0584

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2005, approximately 41,683,776 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

MARCH 31, 2005

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	March 31,	December 31,
	2005	2004

	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalents	$ 933,691	$ 62,611
Receivables	20,248	15,944
Prepaid expenses	6,070	70

Total current assets	960,009	78,625

Equipment (Note 3)	7,306	4,938
Deferred income taxes less valuation allowance of $1,357,800	-	-

Total assets	$ 967,315	$ 83,563

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable and accrued liabilities	$ 148,975	$ 143,287
Promissory note payable (Note 5)	5,575	5,575
Convertible debentures (Note 6)	129,762	106,137

Total current liabilities	284,312	254,999

Shareholder’s equity (deficiency in assets)
Common stock (Note 7)
Authorized
100,000,000 common shares without par value
Issued
44,491,847 common shares (December 31, 2004 – 43,010,233)	13,387,251	12,075,429
Additional paid-in capital	261,544	261,544
Deficit accumulated during the development stage	(5,733,304)	(5,584,866)
Deficit	(7,232,488)	(7,232,488)

Total shareholder’s equity (deficiency in assets)	683,003	(171,436)

Total liabilities and shareholder’s equity (deficiency in assets)	$ 967,315	$ 83,563

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative
	Amounts
	From
	Beginning of
	Development
	Stage (April	Three-Month	Three-Month
	1, 2003) to	Period Ended	Period Ended
	March 31,	March 31,	March 31,
	2005	2005	2004

EXPENSES
Accounting and legal	$ 117,351	$ 9,372	$3,250
Amortization of beneficial conversion
feature	74,747	23,625
Consulting	286,035	4,494	32,625
Depreciation	1,901	438	237
Foreign exchange	21,717	21,717	-
Interest expense	15,523	3,699	835
Investor relations	399,332	19,186	4,903
Office and miscellaneous	23,934	7,393	625
Management and director fees	3,650	3,650	-
Regulatory fees	35,949	8,617	1,844
Rent	17,214	2,850	1,772
Research and development	155,805	36,955	10,000
Shareholder costs	3,666	3,666	-
Telephone and utilities	6,906	1,850	499
Travel and related	17,235	862	-
Website design and maintenance	2,361	86	-

Loss before other items	(1,183,326)	(148,460)	(56,590)

OTHER ITEMS
Impairment of intangible property	(4,550,000)	-	-
Interest income	22	22	-

	(4,549,978)	22	-

Loss before income taxes	(5,733,304)	(148,438)	(56,590)

Provision for income taxes	-	-	-

Net loss for period	(5,733,304)	(148,438)	(56,590)

Basic and diluted net loss per
common share		$ (0.01)	$(0.01)

Weighted average number of
common shares outstanding – basic
and diluted		43,818,564	42,582,934

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIENCY) IN ASSETS

(Expressed in Canadian Dollars)

						Deficit
	Common stock			Share		Accumulated
			Additional	Subscriptions		During the
			Paid-in	Received in	Obligation to	Development
	Number	Amount	Capital	Advance	Issue Shares	Stage	Deficit	Total

Balance, April 1, 2003
(beginning of development stage)	6,283,934	$7,008,249	$105,000	$-	$-	$-	$(7,232,488)	$(119,239)

Common stock issued for intangible
property at $0.001 per share, May 2003	35,000,000	4,550,000	-	-	-	-	-	4,550,000
Common stock issued on exercise
of warrants at $0.15 per share, July 2003	70,000	10,500	-	-	-	-	-	10,500
Common stock issued for services at
$0.24 per share, August 2003	1,061,000	255,670	-	-	-	-	-	255,670
Common stock issued for cash at
US$0.20 per share, November 2003	168,000	45,558	-	-	-	-	-	45,558
Settlement of accounts payable to an officer
of the Company	-	-		-	-	-	-	54,744
Share subscriptions received, December 2003	-	-	-	1,948	-	-	-	1,948
Loss for the period	-	-	-	-	-	(4,805,813)	-	(4,805,813)

Balance, December 31, 2003	42,582,934	$11,869,977	$159,744	$1,948	$-	$(4,805,813)	$(7,232,488)	$(6,632)

Common stock issued for cash at US$0.25 per
share, June 2004	46,900	15,609	-	(1,948)	-	-	-	13,661
Settlement of convertible debentures,
June 2004	30,000	13,729	-	-	-	-	-	13,729
Beneficial conversion feature of convertible
debentures, June 2004	-	-	94,300	-	-	-	-	94,300
Contributed capital on settlement of accounts
payable, Jun 2004	-	-	7,500	-	-	-	-	7,500
Common stock issued on exercise
of warrants at US$0.30 per share,
December 2004	168,000	66,075	-	-	-	-	-	66,075
Common stock issued for cash, net of issue costs,
December 2004	182,399	110,039	-	-	-	-		110,039
Obligation to issue 250,000 shares of common
stock	-	-	-	-	308,945	-	-	308,945
Loss for the period	-	-	-	-	-	(779,053)	-	(779,053)

Balance, December 31, 2004	43,010,233	$12,075,429	$261,544	$-	$308,945	$(5,584,866)	$(7,232,488)	$(171,436)

			~ continued ~

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIENCY) IN ASSETS

(Expressed in Canadian Dollars)

						Deficit
	Common stock			Share		Accumulated
			Additional	Subscriptions		During the
			Paid-in	Received in	Obligation to	Development
	Number	Amount	Capital	Advance	Issue Shares	Stage	Deficit	Total

Continued…

Balance, December 31, 2004	43,010,233	$12,075,429	$261,544	$-	$308,945	$(5,584,866)	$(7,232,488)	$(171,436)

Common stock issued for cash, net of issue costs,
January 2005	405,464	281,278	-	-	-	-	-	281,278
Common stock issued for cash, net of issue costs,
February 2005	574,850	495,080	-	-	-	-	-	495,080
Common stock issued for services,
February 2005	250,000	308,945	-	-	(308,945)	-	-	-
Common stock issued on exercise of warrants,
February 2005	10,000	4,345	-	-	-	-	-	4,345
Common stock issued for cash, net of issue costs,
March 2005	226,400	208,772	-	-	-	-	-	208,772
Common stock issued for services,
March 2005	5,000	9,418	-	-	-	-	-	9,418
Common stock issued on exercise of warrants,
March 2005	9,900	3,984	-	-	-	-	-	3,984

Loss for the period	-	-	-	-	-	(148,438)	-	(148,438)

Balance, March 31, 2005	44,491,847	$13,387,251	$261,544	$-	$-	$(5,733,304)	$(7,232,488)	$683,003

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(Unaudited)

	Cumulative
	Amounts From
	Beginning of
	Development
	Stage (April 1,	Three Month	Three Month
	2003) to	Period Ended	Period Ended
	March 31,	March 31,	March 31,
	2005	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for period	$ (5,733,304)	$(148,438)	$(56,590)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization of beneficial conversion feature	74,747	23,625	-
Depreciation	1,901	438	237
Shares issued for services	510,712	9,417	-
Impairment of intangible property	4,550,000	-	-
Changes in assets and liabilities:
Increase in receivables and prepayments	(20,248)	(4,304)	(431)
(Increase) decrease in prepaid expenses	57,250	(6,000)	31,625
Increase (decrease) in accounts payable and
accrued liabilities	89,933	5,688	(9,088)

Net cash used in operating activities	(469,009)	(119,574)	(33,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture	162,604	-	28,015
Promissory note payable	5,575	-	-
Proceeds from issuance of common stock	1,241,241	993,460	-
Stock subscriptions received	-	-	7,111

Net cash provided by financing activities	1,406,420	993,460	35,126

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(9,207)	(2,806)	(1,397)

Net cash used in investing activities	(9,207)	(2,806)	(1,397)

Change in cash and cash equivalents during period	931,204	871,080	317

Cash and cash equivalents, beginning	2,487	62,611	3,580

Cash and cash equivalents, ending	$933,691	$608,756	$3,897

Supplemental disclosure with respect to cash flows
Settlement of accounts payable to an officer of the Company	$54,744	$-	$54,744
Shares issued to acquire intangible property	4,550,000	-	35,000
Shares issued for services	255,670	-	255,670
Shares issued to settle convertible debenture and accrued
interest payable	13,729	-	-
Beneficial conversion feature recorded as additional paid-in capital	94,300	-	-
Contributed capital on settlement of accounts payable	7,500	-	-

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

MARCH 31, 2005

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

	March 31, 2005	December 31, 2004

Working capital (deficiency)	$ 675,697	$ (176,374)
Deficit accumulated during the development stage	(5,733,304)	(5,584,866)
Deficit	(7,232,488)	(7,232,488)

All amounts are expressed in Canadian dollars except for certain per share amounts denoted in United States dollars (“US$”).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

MARCH 31, 2005

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. The dilutive effect of 27,000 (December 31, 2004 – 46,900) warrants is not reflected in net loss per share as the effect would be anti-dilutive.

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

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

MARCH 31, 2005

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

New accounting pronouncements

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

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services” (“EITF 96-18”).  SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005.  Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005.  For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

MARCH 31, 2005

(Unaudited)

3.

EQUIPMENT

	March 31, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$ 3,810	$ 1,059	$ 2,751	$ 3,811	$ 915	$ 2,896
Computer equipment	5,397	842	4,555	2,590	548	2,042
	$ 9,207	$ 1,901	$ 7,306	$ 6,401	$ 1,463	$ 4,938

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

MARCH 31, 2005

(Unaudited)

4.

INTANGIBLE PROPERTY (cont’d…)

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

6.

CONVERTIBLE DEBENTURES

On January 16, 2004, the Company borrowed $15,000 from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. On January 16, 2005, the option to convert expired unexercised and the term of the loan was extended to July 15, 2005.

On March 8, 2004, the Company borrowed $13,015 (US$10,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. On March 8, 2005, the option to convert expired unexercised and the term of the loan was extended to September 8, 2005.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

MARCH 31, 2005

(Unaudited)

6.

CONVERTIBLE DEBENTURES (cont’d…)

On April 13, 2004, the Company borrowed $27,000 from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. Subsequent to March 31, 2005, the option to convert expired unexercised at the term of the loan was extended to October 13, 2005.

On June 9, 2004, the Company borrowed $67,300 (US$50,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. As the market price of the Company’s common stock exceeded the exercise price on the commitment date, the intrinsic value of the beneficial conversion feature recorded by the Company as additional paid-in capital was $67,300. To date, the Company recognized $54,497 of intrinsic value of the beneficial conversion feature in the consolidated statements of operations.

On June 30, 2004, the Company borrowed $27,000 (US$20,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. As the market price of the Company’s common stock exceeded the exercise price on the commitment date, the intrinsic value of the beneficial conversion feature recorded by the Company as additional paid-in capital was $27,000. To date, the Company recognized $20,250 of intrinsic value of the beneficial conversion feature in the consolidated statements of operations.

The related accrued interest for the convertible debentures has been recorded as accounts payable and accrued liabilities.

7.

COMMON STOCK

During the year ended December 31, 2004, the Company issued and transferred 4,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. There is no time limit as to when the trustee has to sell the shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at its request. Accordingly, those shares of common stock were not recorded as issued and outstanding on the consolidated balance sheet when originally issued and transferred during the year ended December 31, 2004.

In conjunction with the above, the Company entered into an agreement with a third party for investor relations services whereby the third party is entitled to receive a fee equal to 47% of the selling value of the shares of common stock.  Additionally, the third party is entitled to receive, on a one-time basis only, 250,000 shares of common stock to be delivered upon execution of this agreement dated November 15, 2004.

To date, 1,389,113 shares of common stock had been issued by the trustee for proceeds of $1,095,169 (net of issue costs).

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

MARCH 31, 2005

(Unaudited)

7.

COMMON STOCK (cont’d…)

Stock options

As at March 31, 2005 there were no stock options outstanding.

Share purchase warrants

As at March 31, 2005, the following share purchase warrants were outstanding:

Number of Shares	Exercise Price	Expiry Date

27,000	US$ 0.35	June 17, 2005

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

10.

SUBSEQUENT EVENTS

Unless disclosed elsewhere in these consolidated financial statements, the following events occurred subsequent to March 31, 2005:

a)

In April 2005, the Company issued 5,000 shares of common stock for proceeds of $6,000 on the exercise of warrants.

b)

In April 2005, the Company decided not to proceed with the CWI Technology for the marine industry and accordingly, 3,000,000 shares of common stock were returned to treasury and cancelled and the Company was released from its commitment to incur development and marketing expenses of $100,000.

c)

In April 2005, the Company entered into an agreement with UTEK Corporation (“UTEK”) whereby the Company retained UTEK to search for technologies at universities and research institutions that the Company may wish to acquire for a period of one year in exchange for 120,000 shares of common stock.

d)

In May 2005, the Company settled all outstanding convertible debentures plus accrued interest for total cash proceeds of $134,227.

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the three-month period ended March 31, 2005.

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

In April, 2005, we decided not to exercise our right to acquire a 20% interest in CWI Technology for the marine industry and, as a result have returned to treasury 3,000,000 common shares attributable to this technology and will not be required to pay the US$100,000.  We intend to focus our development efforts on the automotive transportation industry.

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

The Company has transferred 4,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock.  The trustee will receive a trustee fee equal to 3% of the selling value of the Reg S shares of common stock.  The Company’s agent will receive a financing fee equal to 47% of the selling value of the Reg S shares of common stock.  Any shares of common stock not sold by the trustee will be returned to the Company at their request.  As of the date hereof approximately 1,389,113 Reg S common shares have been sold and the Company has received or is owed net proceeds there from of approximately 679,669.60 Euros.  An additional 250,000 Reg S common shares were transferred in accordance with the terms of a financing agreement and an additional 5,000 Reg S common shares were transferred in accordance with the terms of an investor relations agreement.

On April 25, 2005, we entered into a Strategic Alliance Agreement with UTEK Corporation, whereby we retained UTEK to search for technologies at universities and research institutions that we may wish to acquire.  UTEK has been paid for the service for a period of one year through our issue of 120,000 restricted common shares.  The agreement provides for a structure whereby Rival may acquire additional technologies through the issue of additional restricted common share, subject to Rival’s further agreement in this regard.

We have been and will continue to engage in the business of developing, marketing and distributing environmental products. We have no employees at this time.

Results of Operations

Three-Month Period Ended March 31, 2005, compared to March 31, 2005.

We have had no revenues from the beginning of the development stage on April 1, 2003.

General and Administrative expenses for the three-month period ended March 31, 2005, were $148,460 as compared to $56,590 for the three-month period ended March 31, 2004, representing an increase of 162%. This increase was primarily attributed to Research and Development costs relating to the development of CWI Technology plus increased administrative and investor relations costs expenses relating to our financing.

The Company incurred $36,955 in Research and Development costs during the three-month period ended March 31, 2005.

Liquidity and Capital Resources

We completed the exercise of 19,900 warrants at US$0.35 per warrant during the 3 month period ending March 31, 2005, for total proceeds of Cdn$8,328.80.  We will issue 19,900 shares of common stock in this regard subsequent to the end of this quarterly period.

We completed the sale of 1,389,113 Reg S shares of common stock during the 3 month period ending March 31, 2005, for total proceeds of 679,669.60 Euros.

Rival's cash position at March 31, 2005, was $933,691 as compared to $62,611 at December 31, 2004, representing an increase of 1,391%.

Rival's net working capital position (current assets less current liabilities) increased to $675,697 at March 31, 2005, from negative ($176,374) at December 31, 2004, due primarily to the sale of Reg S common stock and conversion of warrants.

During the three-month period ending March 31, 2005, the Company met all cash flow needs from the sale of Reg S shares of common stock and the exercise of warrants.

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

Within 45 days prior to the filing date of this quarterly report on Form 10-QSB, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No changes were made to internal disclosure controls from the prior fiscal quarter.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2005, the Company sold 1,389,113 Reg S shares of common stock, plus warrant holders exercised 19,900 warrants and the Company will issue 19,900 shares of common stock in this regard subsequent to the end of this quarterly period, plus the Company issued 250,000 Reg S shares of common stock pursuant to a financing agreement and issued 5,000 Reg S shares of common stock pursuant to an investor relations agreement.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K during the quarter ended March 31, 2005.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rival Technologies Inc.

Date: May 20, 2005

/s/ Robin J. Harvey

By:  Robin J. Harvey

President, Chief Financial Officer and Director

Date: May 20, 2005

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

May 20, 2005.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Rival Technologies, Inc., a British Columbia corporation (the “Company”), on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, , President and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President and Chief Financial Officer