Form 10KSB/A
period 2004-12-31
RIVAL TECHNOLOGIES INC
filed 2005-05-25
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any attachment to this form 10-KSB. [ ]

THIS FORM 10-KSB/A HAS BEEN AMENDED TO RESTATE THE FINANCIAL STATEMENTS FOR THE YEAR END DECEMBER 31, 2004.

Issuer’s revenue during the year ended December 31, 2004: nil

On April 11, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of US$1.01 per share  (the selling or average bid and asked price) as of April 11, 2005:  12,077,834 x 1.01 = $12,198,612.

The number of shares outstanding of the Issuers common stock as of May 20, 2005: Approximately 41,683,776.

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

30

Financial Disclosure

Item 8A. Controls and Procedures

30

Item 8B. Other Information

30

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance

with Section 16(a) of the Exchange Act

31

Item 10. Executive Compensation

32

Item 11. Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

33

Item 12. Certain Relationships and Related Transactions

33

Item 13. Exhibits

34

Item 14. Principal Accountant Fees and Services

35

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

In April, 2005 we decided not to exercise our right to acquire a 20% interest in CWI Technology for the marine industry and, as a result have returned to treasury 3,000,000 common shares attributable to this technology and will not be required to pay the US$100,000.  We intend to focus our development efforts on the automotive transportation industry.

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

On April 25, 2005 we entered into a Strategic Alliance Agreement with UTEK Corporation, whereby we retained UTEK to search for technologies at universities and research institutions that we may wish to acquire.  UTEK has been paid for the service for a period of one year through our issue of 120,000 restricted common shares.  The agreement provides for a structure whereby Rival may acquire additional technologies through the issue of additional restricted common share, subject to Rival’s further agreement in this regard.

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

Item 7. Financial Statements.

The Company determined that it must amend the accounting treatment for certain items as summarized below:

a)            The Company previously reported stock subscriptions received in advance of $97,482 relating to the 4,000,000 shares of common stock held by a trustee for the sole purpose of selling the shares of common stock (Note 8).  In May 2005, the Company determined that the trustee in fact had executed the sale of 182,399 shares of common stock for total proceeds of $222,984 less share issue costs of $112,945 prior to December 31, 2004.  Accordingly, net proceeds received in the amount of $110,039, being the $97,482 stock subscriptions received in advance plus the additional cash of $12,557 held by the lawyer, were recorded as issued and outstanding common stock as at December 31, 2004.

b)            On November 15, 2004, the Company entered into an agreement with a third party for investor relations services whereby the third party is entitled to receive a fee equal to 47% of the selling value of the shares of common stock and, on a one-time basis only, 250,000 shares of common stock to be delivered upon execution of this agreement. As the Company had not issued the 250,000 shares of common stock as at December 31, 2004, an obligation to issue shares was recorded in the amount of $308,945, being the fair value of the 250,000 shares of common stock, with a corresponding charge to investor relations expenses in the consolidated statements of operations.

As a result, the Company is, by means of this filing, restating its previously issued consolidated financial statements for the year ended December 31, 2004.  The restatement of the Company’s consolidated balance sheet as at December 31, 2004 resulted in an increase in cash and cash equivalents of $12,557, an increase in common stock $110,039, a decrease in share subscriptions received in advance of $97,482, an increase in obligation to issue shares of $308,945 and an increase in the deficit accumulated during the development stage of $308,945 of which $308,945 was recorded as investor relations expenses in the consolidated statements of operations.

In addition, the Company determined that it must provide additional disclosure with respect to subsequent events (Note 12 to the Financial Statements).

Dohan and Company

                                7700 North Kendall Drive, 200

Certified Public Accountants

                                Miami, Florida     33156-7564

A Professional Association

                                Telephone      (305) 274-1366

                                Facsimile      (305) 274-1368

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

As discussed in Note 3, the above referenced financial statements have been restated, to reflect additional stock issued of 182,399 which were previously believed to have been held by a trustee as well as an obligation to issue 250,000 shares of stock under an agreement with a third party for investor relations services.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rival Technologies, Inc. (A Development Stage Company) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss of $779,053 for the year ended December 31, 2004, and as discussed in Note 1 to the financial statements has a working capital deficiency of $176,374, has a deficit of $7,232,488 and a deficit accumulated during the development stage $5,584,466 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.

Certified Public Accountants

Miami, Florida

April 12, 2005

Except for Note 3, as to which the date is May 17, 2005

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

DECEMBER 31

	2004 (as restated Note 3)	2003

ASSETS

Current
Cash and cash equivalents	$ 62,611	$ 3,580
Receivables	15,944	7,795
Prepaid expenses	70	63,320

Total current assets	78,625	74,695

Equipment	4,938	3,620
Intangible property	-	35,000
Deferred income taxes less valuation allowance of $1,306,000 and $1,034,000	-	-

Total assets	$ 83,563	$ 113,315

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$ 143,287	$ 101,083
Promissory note payable	5,575	5,575
Convertible debentures	106,137	13,289

Total current liabilities	254,999	119,947

Deficiency in assets
Common stock
Authorized
100,000,000 common shares without par value
Issued and outstanding
43,010,233 common shares (2003 - 42,582,934)	12,075,429	11,869,977
Additional paid-in capital	261,544	159,744
Stock subscriptions received in advance	-	1,948
Obligation to issue shares	308,945	-
Deficit accumulated during the development stage	(5,584,866)	(4,805,813)
Deficit	(7,232,488)	(7,232,488)

Total deficiency in assets	(171,436)	(6,632)

Total liabilities and deficiency in assets	$ 83,563	$ 113,315

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to December 31, 2004 (as restated - Note 3)	Year Ended December 31, 2004 (as restated - Note 3)	Year Ended December 31, 2003

EXPENSES
Accounting and legal	$ 107,979	$ 73,934	$ 44,383
Amortization of beneficial conversion feature	51,122	51,122	-
Consulting	281,541	100,951	182,840
Depreciation	1,463	1,272	191
Interest expense	11,824	11,144	680
Investor relations	380,146	335,025	45,121
Office and miscellaneous	16,541	13,456	4,868
Regulatory fees	27,332	14,771	14,138
Rent	14,364	9,086	5,278
Research and development	118,850	118,850	-
Telephone and utilities	5,056	3,132	2,095
Travel and related	16,373	10,710	6,163
Website design and maintenance	2,275	600	1,675

Loss before other items	(1,034,866)	(744,053)	(307,432)

OTHER ITEMS
Impairment of intangible property	(4,550,000)	(35,000)	(4,515,000)

Loss before income taxes	(5,584,866)	(779,053)	(4,822,432)

Provision for income taxes	-	-	-

Net loss for period	(5,584,866)	(779,053)	(4,822,432)

Basic and diluted net loss per common share		$ (0.02)	$ (0.18)

Weighted average number of common shares outstanding – basic
diluted		42,642,668	27,319,775

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

STATEMENT OF DEFICIENCY IN ASSETS

(Expressed in Canadian Dollars)

	Common stock			Share Subscriptions		Deficit Accumulated During the
	Number (as restated Note 3)	Amount (as restated Note 3)	Additional Paid-in Capital	Received in Advance (as restated Note 3)	Obligation to Issue Shares (as restated Note 3)	Development Stage (as restated Note 3)	Deficit	Total (as restated Note 3)

Balance, April 1, 2003
(beginning of development stage)	6,283,934	$ 7,008,249	$ 105,000	$ -	$ -	$ -	$ (7,232,488)	$ (119,239)

Common stock issued for intangible property at $0.001 per share, May 2003	35,000,000	4,550,000	-	-	-	-	-	4,550,000
Common stock issued on exercise of warrants at $0.15 per share, July 2003	70,000	10,500	-	-	-	-	-	10,500
Common stock issued for services at $0.24 per share, August 2003	1,061,000	255,670	-	-	-	-	-	255,670
Common stock issued for cash at US$0.20 per share, November 2003	168,000	45,558	-	-	-	-	-	45,558
Settlement of accounts payable to an officer of the Company	-	-	54,744	-	-	-	-	54,744
Share subscriptions received, December 2003	-	-	-	1,948	-	-	-	1,948
Loss for the period	-	-	-	-	-	(4,805,813)	-	(4,805,813)

Balance, December 31, 2003	42,582,934	$ 11,869,977	$ 159,744	$ 1,948	$ -	$ (4,805,813)	$ (7,232,488)	$ (6,632)

Common stock issued for cash at US$0.25 per share, June 2004	46,900	15,609	-	(1,948)	-	-	-	13,661
Settlement of convertible debentures, June 2004	30,000	13,729	-	-	-	-	-	13,729
Beneficial conversion feature of convertible debentures, June 2004	-	-	94,300	-	-	-	-	94,300
Contributed capital on settlement of accounts payable, Jun 2004	-	-	7,500	-	-	-	-	7,500
Common stock issued on exercise of warrants at US$0.30 per share, December 2004	168,000	66,075	-	-	-	-	-	66,075
Common stock issued, net of issue
costs, December 2004	182,399	110,039	-	-	-	-		110,039
Obligation to issue 250,000 shares of common	-	-	-	-	-	-	-	-
stock	-	-	-	-	308,945	-	-	308,945
Loss for the period	-	-	-	-	-	(779,053)	-	(779,053)

Balance, December 31, 2004	43,010,233	$ 12,075,429	$ 261,544	$ -	$ 308,945	$ (5,584,866)	$ (7,232,488)	$ (171,436)

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to December 31, 2004 (as restated - Note 3)	Year Ended December 31, 2004 (as restated-Note 3)	Year Ended December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for period	$ (5,584,866)	$ (779,053)	$ (4,822,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	51,122	51,122	-
Depreciation	1,463	1,272	191
Shares issued for services	501,295	308,945	192,420
Impairment of intangible property	4,550,000	35,000	4,515,000
Changes in assets and liabilities:
(Increase) decrease in receivables and prepayments	(15,944)	(8,149)	(7,795)
(Increase) decrease in prepaid expenses	63,250	63,250	(70)
Increase (decrease) in accounts payable and accrued liabilities	84,245	50,144	32,857

Net cash used in operating activities	(349,435)	(277,469)	(89,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture	162,604	149,315	13,289
Promissory note payable	5,575	-	5,575
Proceeds from issuance of common stock, net of issue costs	247,781	189,775	71,058
Stock subscriptions received	-	-	1,948

Net cash provided by financing activities	415,960	339,090	91,870

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,401)	(2,590)	(3,811)

Net cash used in investing activities	(6,401)	(2,590)	(3,811)

Change in cash and cash equivalents during period	60,124	59,031	(1,770)

Cash and cash equivalents, beginning	2,487	3,580	5,350

Cash and cash equivalents, ending	$ 62,611	$ 62,611	$ 3,580

Supplemental disclosure with respect to cash flows
Settlement of accounts payable to an officer of the Company	$ 54,744	$ -	$ 54,744
Shares issued to acquire intangible property	4,550,000	-	4,550,000
Shares issued for services	255,670	-	255,670
Shares issued to settle convertible debenture and accrued
interest payable	13,729	13,729	-
Beneficial conversion feature recorded as additional paid-in
capital	94,300	94,300	-
Shares issued for subscriptions received in advance from a prior year	-	1,948	-
Contributed capital on settlement of accounts payable	7,500	7,500	-

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

	2004 (as restated – Note 3)	2003

Working capital (deficiency)	$ (176,374)	$ (45,252)
Deficit accumulated during the development stage	(5,584,466)	(4,805,813)
Deficit	(7,232,488)	(7,232,488)

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

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

3.

RESTATEMENT

The Company determined that it must amend the accounting treatment for certain items as summarized below:

c)

The Company previously reported stock subscriptions received in advance of $97,482 relating to the 4,000,000 shares of common stock held by a trustee for the sole purpose of selling the shares of common stock (Note 8).  In May 2005, the Company determined that the trustee in fact had executed the sale of 182,399 shares of common stock for total proceeds of $222,984 less share issue costs of $112,945 prior to December 31, 2004.  Accordingly, net proceeds received in the amount of $110,039, being the $97,482 stock subscriptions received in advance plus the additional cash of $12,557 held by the lawyer, were recorded as issued and outstanding common stock as at December 31, 2004.

d)

On November 15, 2004, the Company entered into an agreement with a third party for investor relations services whereby the third party is entitled to receive a fee equal to 47% of the selling value of the shares of common stock and, on a one-time basis only, 250,000 shares of common stock to be delivered upon execution of this agreement. As the Company had not issued the 250,000 shares of common stock as at December 31, 2004, an obligation to issue shares was recorded in the amount of $308,945, being the fair value of the 250,000 shares of common stock, with a corresponding charge to investor relations expenses in the consolidated statements of operations.

As a result, the Company is, by means of this filing, restating its previously issued consolidated financial statements for the year ended December 31, 2004.  The restatement of the Company’s consolidated balance sheet as at December 31, 2004 resulted in an increase in cash and cash equivalents of $12,557, an increase in common stock $110,039, a decrease in share subscriptions received in advance of $97,482, an increase in obligation to issue shares of $308,945 and an increase in the deficit accumulated during the development stage of $308,945 of which $308,945 was recorded as investor relations expenses in the consolidated statements of operations.

In addition, the Company determined that it must provide additional disclosure with respect to subsequent events (Note 12).

4.

EQUIPMENT

	2004			2003
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$ 3,811	$ 915	$ 2,896	$ 3,811	$ 191	$ 3,620
Computer equipment	2,590	548	2,042	-	-	-
	$ 6,401	$ 1,463	$ 4,938	$ 3,811	$ 191	$ 3,620

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

5.

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

On April 13, 2004, the Company borrowed $27,000 from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. Subsequent to December 31, 2004, the option to convert expired unexercised and the term of the loan was extended to October 13, 2005.

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

CONVERTIBLE DEBENTURES (cont’d…)

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

8.

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

As at December 31, 2004, the Company had issued 182,399 of these 4,000,000 shares of common stock for total proceeds of $222,984 less share issue costs totaling $112,945.  Further, as the Company had not issued the 250,000 shares of common stock, an obligation to issue shares was recorded in the amount of $308,945, being the fair value of the 250,000 shares of common stock, with a corresponding charge to investor relations expenses in the consolidated statements of operations.  Subsequent to the year ended December 31, 2004, the Company issued additional shares of common stock relating to these 4,000,000 shares of common stock and issued the 250,000 shares of common stock (Note 12).

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

8.

CAPITAL STOCK (cont’d…)

Stock options

As at December 31, 2004 and 2003, there were no stock options outstanding.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance as at December 31, 2002	170,000	$0.15
Issued	168,000	US$0.30
Exercised	(170,000)	($0.15)

Balance as at December 31, 2003	168,000	US$0.30
Issued	46,900	US$0.35
Exercised	(168,000)	US$0.30)

Balance as at December 31, 2004	46,900	US$0.35

As at December 31, 2004, the following share purchase warrants were outstanding:

Number of Shares	Exercise Price	Expiry Date

46,900	US$ 0.35	June 17, 2005 (Note 12)

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

9.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2004	2003

Loss before income taxes	$ (779,053)	$ (4,822,432)

Expected income tax recovery	$ (272,669)	$ (1,687,851)
Non-deductible charges	-	1,580,250
Unrecognized benefit of operating loss carry forwards	272,669	107,601

Income tax recovery	$ -	$ -

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

	2004	2003

Deferred tax asset:
Income tax benefit of operating loss carry forwards	$ 1,306,000	$ 1,034,000
Valuation allowance	(1,306,000)	(1,034,000)

Net deferred tax asset	$ -	$ -

The Company has approximately $3,699,000 of operating loss carryforwards, which expire beginning in 2003. The availability of certain operating loss carryforwards for income tax purposes is subject to certain restrictions because there was a change in control of the Company in 2001.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

10.

SEGMENT INFORMATION

The Company operates in one reportable segment, being the diesel technology industry, in Canada and the United States of America.

11.

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

RIVAL TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2004

12.

SUBSEQUENT EVENTS

Unless disclosed elsewhere in these consolidated financial statements, the following events occurred subsequent to December 31, 2004:

a)

In January 2005, the Company issued 405,464 shares of common stock, relating to the 4,000,000 shares of common stock held by a trustee for the sole purpose of selling the shares of common stock (Note 8), for total proceeds of $568,167 before share issue costs.

b)

In February 2005, the Company issued 574,850 shares of common stock, relating to the 4,000,000 shares of common stock held by a trustee for the sole purpose of selling the shares of common stock (Note 8), for total proceeds of $1,003,162 before share issue costs.

c)

In February 2005, the Company issued 250,000 shares of common stock, relating to the 4,000,000 shares of common stock held by a trustee for the sole purpose of selling the shares of common stock (Note 8), to settle its obligation a third party in the amount of $308,945, being the fair value of the 250,000 shares of common stock.

d)

In February 2005, the Company issued 10,000 shares of common stock for proceeds of $4,345 on the exercise of warrants.

e)

In March 2005, the Company issued 226,400 shares of common stock, relating to the 4,000,000 shares of common stock held by a trustee for the sole purpose of selling the shares of common stock (Note 8), for total proceeds of $425,193 before share issue costs.

f)

In March 2005, the Company issued 5,000 shares of common stock, relating to the 4,000,000 shares of common stock held by a trustee for the sole purpose of selling the shares of common stock (Note 8), in exchange for investor relations services in the amount of $9,418, being the fair value of the 5,000 shares of common stock.

g)

In March 2005, the Company issued 9,900 shares of common stock for proceeds of $3,984 on the exercise of warrants.

h)

In April 2005, the Company issued 5,000 shares of common stock for proceeds of $6,000 on the exercise of warrants.

i)

In April 2005, the Company decided not to proceed with the CWI Technology for the marine industry and accordingly, 3,000,000 shares of common stock were returned to treasury and cancelled and the Company was released from its commitment to incur development and marketing expenses of $100,000.

j)

In April 2005, the Company entered into an agreement with UTEK Corporation (“UTEK”) whereby the Company retained UTEK to search for technologies at universities and research institutions that the Company may wish to acquire for a period of one year in exchange for 120,000 shares of common stock.

k)

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

Dated: May 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robin J. Harvey

By:  Robin J. Harvey

President, Chief Financial Officer and Director

Dated: May 20, 2005

/s/ Perry D. Guglielmi

By:  Perry Guglielmi

Director

Dated: May 20, 2005

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

May 20, 2005

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