Form 10QSB
period 2005-06-30
RIVAL TECHNOLOGIES INC
filed 2005-08-22
CIK 1176337

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended June 30, 2005


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT


      From the transition period from         to



                  Commission File No. 000-49900

                     RIVAL TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

       British Columbia, Canada                      N/A
    (State or other jurisdiction of    (IRS Employer Identification No.)
     incorporation or organization)

#200, 100 Park Royal, West Vancouver, British Columbia, Canada V7T 1A2
             (Address of principal executive offices)

                          (604) 689-0584
                   (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

As of August 8, 2005, Rival Technologies Inc. had a total of 42,005,334 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........14

Item 3.  Controls and Procedures...........................................15

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......16

Item 4.  Submission of Matters to a Vote of Security Holders...............16

Item 5.  Other Information.................................................16

Item 6.  Exhibits..........................................................17

Signatures.................................................................17





                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

All amounts in this report are expressed in Canadian dollars, except where specifically indicated in United States dollars. The unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004.

                     RIVAL TECHNOLOGIES INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS
                 (Expressed in Canadian dollars)
                           (Unaudited)

                          JUNE 30, 2005

    RIVAL TECHNOLOGIES INC.
    (A Development Stage Company)
    CONSOLIDATED BALANCE SHEETS
    (Expressed in Canadian dollars)

==============================================================================

                                                                  June 30,
                                                                    2005
------------------------------------------------------------------------------
                                                                (Unaudited)
ASSETS

Current
  Cash and cash equivalents                                    $    840,250
  Receivables                                                        15,405
  Prepaid expenses                                                  100,325
                                                               -------------

  Total current assets                                              955,980

Equipment                                                             6,798

Deferred income taxes less valuation allowance of $1,357,800              -
                                                               -------------

Total assets                                                   $    962,778
==============================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY

Current
  Accounts payable and accrued liabilities                     $     64,511
  Promissory note payable                                             5,575
                                                               -------------

  Total current liabilities                                          70,086
                                                               -------------
Shareholder's equity
  Common stock
     Authorized
       100,000,000 common shares without par value
     Issued and outstanding
       41,985,234 common shares                                  13,420,397
  Additional paid-in capital                                        261,544
  Deficit accumulated during the development stage               (5,556,761)
  Deficit                                                        (7,232,488)
                                                               -------------

  Total shareholder's equity                                        892,692
                                                               -------------

Total liabilities and shareholder's equity                     $    962,778
==============================================================================


      The accompanying notes are an integral part of these consolidated financial statements.


    RIVAL TECHNOLOGIES INC.
    (A Development Stage Company)
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (Expressed in Canadian dollars)
    (Unaudited)

========================================================================================================


                                    Cumulative
                                  Amounts From
                                  Beginning of
                                   Development
                                  Stage (April   Three-Month   Three-Month     Six-Month     Six-Month
                                   1, 2003) to  Period Ended  Period Ended  Period Ended  Period Ended
                                      June 30,      June 30,      June 30,      June 30,      June 30,
                                          2005          2005          2004          2005          2005
--------------------------------------------------------------------------------------------------------
EXPENSES
  Accounting and legal            $    139,314  $     21,963  $     29,165  $     31,335  $     32,415
  Consulting                           315,709        29,674             -        34,168        32,625
  Depreciation                           2,410           509           285           947           522
  Foreign exchange                      79,243        57,526             -        79,243             -
  Interest expense                     105,653        15,383         1,684        42,707         2,519
  Investor relations                   413,301        13,969         3,485        33,155         8,388
  Office and miscellaneous              28,197         4,263         2,081        11,656         2,706
  Management and director fees           7,370         3,720             -         7,370             -
  Regulatory fees                       45,312         9,363         5,720        17,980         7,564
  Rent                                  20,971         3,757         2,165         6,607         3,937
  Research and development             205,342        49,537        30,152        86,492        40,152
  Shareholder costs                      5,401         1,735             -         5,401             -
  Telephone and utilities                7,712           806           440         2,656           939
  Travel and related                    18,491         1,256             -         2,118             -
  Website design and maintenance         2,446            85             -           171             -
                                  ------------- ------------- ------------- ------------- -------------

Loss before other items             (1,396,872)     (213,546)      (75,177)     (362,006)     (131,767)

OTHER ITEMS
  Impairment of intangible
     property                       (4,550,000)            -             -             -             -
  Interest income                          111            89             -           111             -
                                  ------------- ------------- ------------- ------------- -------------

                                    (4,549,889)           89             -           111             -
                                  ------------- ------------- ------------- ------------- -------------

Loss before income taxes            (5,946,761)     (213,457)      (75,177)     (361,895)     (131,767)

Provision for income taxes                   -             -             -             -             -
                                  ------------- ------------- ------------- ------------- -------------

Net loss                          $ (5,946,761) $   (176,542) $    (75,177) $   (361,895) $   (131,767)
========================================================================================================
Basic and diluted net loss
per common share                                $      (0.00) $      (0.00) $      (0.00) $      (0.00)
========================================================================================================
Weighted average number of
common shares outstanding -
basic and diluted                                  42,213,341   42,593,920    43,011,634    42,588,427
========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                       5


    RIVAL TECHNOLOGIES INC.
    (A Development Stage Company)
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Expressed in Canadian dollars)
    (Unaudited)
============================================================================================================


                                                                  Cumulative
                                                                Amounts From
                                                                Beginning of
                                                                 Development
                                                                       Stage
                                                                   (April 1,      Six-Month      Six-Month
                                                                    2003) to   Period Ended   Period Ended
                                                                    June 30,       June 30,       June 30,
                                                                        2005           2005           2004
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $  (5,946,761) $    (361,895) $    (131,767)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
      Amortization of beneficial conversion feature                 101,531         50,409              -
      Depreciation                                                    2,410            947            522
      Shares issued for services                                    530,712         29,417              -
      Impairment of intangible property                           4,550,000              -              -
   Changes in assets and liabilities:
      (Increase) decrease in receivables and prepayments            (15,405)           539         (1,482)
      (Increase) decrease in prepaid expenses                        62,995           (255)        31,625
      Increase (decrease) in accounts payable and
        accrued liabilities                                           5,469        (78,776)       (31,692)
                                                              -------------- -------------- --------------

   Net cash used in operating activities                           (709,049)      (359,614)      (132,794)
                                                              -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Convertible debenture                                            162,604              -        149,315
   Repayment of convertible debenture                              (156,546)      (156,546)             -
   Promissory note payable                                            5,575              -              -
   Proceeds from issuance of common stock                         1,544,387      1,296,606         13,661
   Stock subscriptions received                                           -              -          6,075
                                                              -------------- -------------- --------------

   Net cash provided by financing activities                      1,556,020       1,140,060       169,051
                                                              -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                             (9,208)        (2,807)        (1,397)
                                                              -------------- -------------- --------------

   Net cash used in investing activities                             (9,208)        (2,807)        (1,397)
                                                              -------------- -------------- --------------

Change in cash and cash equivalents during period                   837,763        777,639         34,860

Cash and cash equivalents, beginning                                  2,487         62,611          3,580
                                                              -------------- -------------- --------------

Cash and cash equivalents, ending                             $     840,250  $     840,250  $       38,440
============================================================================================================

Supplemental disclosure with respect to cash flows
Settlement of accounts payable to an officer of the Company   $      54,744  $           -  $            -
Shares issued to acquire intangible property                      4,550,000              -               -
Shares issued for services                                          530,712        120,000               -
Shares issued to settle convertible debenture and accrued
   interest payable                                                  13,729              -          13,729
Beneficial conversion feature recorded as additional
   paid-in capital                                                   94,300              -          94,300
Contributed capital on settlement of accounts payable                 7,500              -               -
Shares issued for obligation                                              -        308,945               -
Cancellation of shares                                              390,000        390,000               -
============================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
JUNE 30, 2005
(Unaudited)

==============================================================================

1.   OPERATIONS AND GOING CONCERN

The Company is incorporated under the Company Act of British Columbia with its head office in West Vancouver, British Columbia, Canada.

The Company was the exclusive licensed manufacturer and distributor worldwide of a brand of fire extinguishants and fire retardant products. The license agreement was terminated December 1999. During the three years ended December 2002, all sales were made to customers in North America. The Company does not expect any further sales of these products and has abandoned this business effective during the three-month period beginning April 1, 2003.

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

==============================================================================
                                                             June 30,
                                                               2005
------------------------------------------------------------------------------

    Working capital (deficiency)                          $    885,894
    Deficit accumulated during the development stage        (5,556,761)
    Deficit                                                 (7,232,488)
==============================================================================

All amounts are expressed in Canadian dollars except for certain per share amounts denoted in United States dollars ("US$").

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004. The results of operations for the six-month period ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
JUNE 30, 2005
(Unaudited)

==============================================================================

2.  SIGNIFICANT ACCOUNTING POLICIES

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. The dilutive
effect of Nil (December 31, 2004   46,900) warrants is not reflected in net
loss per share as the effect would be anti-dilutive.

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

In December 2004, FASB issued Statement of Financial Accounting Standards No.
153, "Exchanges of Nonmonetary Assets   an amendment of APB Opinion No. 29"
("SFAS 153") which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") as follows:

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
JUNE 30, 2005
(Unaudited)

==============================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd )

New accounting pronouncements

i) Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.
ii) Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity's share price.
iii) Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.
iv) Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award's value immediately before the modification determined based on the shorter of
      (1) its remaining initially estimated expected life or (2) the expected life of the modified award.
SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services" ("EITF 96-18"). SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
JUNE 30, 2005
(Unaudited)

==============================================================================

3.   EQUIPMENT
     =========================================================================

                                    June 30, 2005
                             -------------------------------------------------

                                                   Accumulated   Net
                                            Cost   Amortization  Book Value
     -------------------------------------------------------------------------
     Furniture and equipment       $       3,811   $      1,205  $      2,606
     Computer equipment                    5,397          1,205         4,192
                                   -------------   ------------  ------------
                                   $       9,208   $      2,410  $      6,798
     =========================================================================


4.   INTANGIBLE PROPERTY

The Company acquired certain diesel engine technology ("CWI Technology") from M.A. Turbo/Engine Ltd. ("M.A. Turbo"). It acquired a 100% interest in the CWI Technology for the automotive transportation industry and a 20% interest in the CWI Technology for the marine industry. The purchase agreement includes an option clause to acquire the balance of the marine application.

Under the terms of the purchase agreement, the Company has issued 35,000,000 restricted common shares. The Company has determined the value of the shares based on the market price of the securities under the guidance in Emerging Issues Task Force No. 97-8 "Accounting for Contingent Consideration Issued in a Purchase Business Combination" and Emerging Issues Task Force No. 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination". On the date of the acquisition agreement, the market value of the stock was $0.15 per share; however, the market value of the stock was adjusted as follows:

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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
JUNE 30, 2005
(Unaudited)

==============================================================================

4.   INTANGIBLE PROPERTY (cont'd )

The Company has also committed to provide M.A. Turbo with $230,000 (unpaid) in development and marketing funds to complete the CWI Technology for the automotive transportation industry plus $100,000 for its 20% interest in the CWI Technology for the marine industry. At December 31, 2004, the Company has not incurred any costs related to these commitments.

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

On April 13, 2004, the Company borrowed $27,000 from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. Subsequent to March 31, 2005, the option to convert expired unexercised and the term of the loan was extended to October 13, 2005.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
JUNE 30, 2005
(Unaudited)

=============================================================================

6.   CONVERTIBLE DEBENTURES (cont'd )

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

In May 2005, the Company settled all outstanding convertible debentures plus accrued interest for total cash proceeds of $156,556.

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

To date, 1,757,500 shares of common stock had been issued by the trustee for proceeds of $1,398,314 (net of issue costs).

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
JUNE 30, 2005
(Unaudited)

==============================================================================

7.   COMMON STOCK (cont'd )

Stock options

As at June 30, 2005, there were no stock options outstanding.


Share purchase warrants

As at June 30, 2005, there were no share purchase warrants outstanding.


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


10.   STRATEGIC ALLIANCE AGREEMENT

In April 2005, the Company entered into an agreement with UTEK Corporation ("UTEK") whereby the Company retained UTEK to search for technologies at universities and research institutions that the Company may wish to acquire for a period of one year in exchange for 120,000 shares of unregistered common stock valued at $1.00 per share. The shares vest at 10,000 shares per month. Unvested shares are reflected as prepaid expenses.

In this report references to "Rival" "Rival Technologies "we," "us," and "our" refer to Rival Technologies Inc.


    NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a development stage company engaged in the business of developing, marketing and distributing in Canada and the United States of America diesel engine technology. We have not recorded revenues from ongoing operations for the past two years and have relied on equity transactions to fund our operations. We anticipate that equity financings will be our primary source of funding for the next twelve months.

In April, 2003, we acquired a diesel engine technology called Continuous Water Injection technology ("CWI technology") from M.A. Turbo/Engine Ltd. ("M.A. Turbo"). The CWI technology is designed to reduce harmful nitrogen oxide and smoke emissions, improve fuel efficiency and provide cleaner operations of diesel engines. We acquired a 100% interest in the CWI Technology for the automotive transportation industry, and a 20% interest in CWI Technology for the marine industry. The purchase agreement for the CWI Technology included an option clause to acquire the balance of the marine application.

As part of the purchase agreement we also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology for the automotive transportation industry, plus $100,000 for its 20% interest in CWI Technology for the marine industry. As of the date of this filing, we have not incurred costs related to these commitments.

In April, 2005, we decided not to exercise our right to acquire the 20% interest in the CWI Technology for the marine industry and we will focus our development efforts on the automotive transportation industry. As a result of our decision not to exercise the right to the marine technology, we returned 3,000,000 common shares to the corporate treasury that had been issued for this technology. Also, we will not be required to pay the $100,000 for further development of the marine applications.

In May, 2005, we filed an patent application with the United States Patent Office for the CWI technology systems and process. In June, 2005, a working prototype of the CWI technology was installed in a Dodge Ram pickup with a 5.9 liter in-line six cylinder, 24-valve turbocharged and inter-cooled Cummins diesel engine. This engine was chosen because it is widely used in diesel trucks and buses, off-road construction equipment and diesel generators. We intend to complete field testing and final design of this truck version and a locomotive version of our CWI technology during the next twelve months.

On April 25, 2005, we entered into a Strategic Alliance Agreement with UTEK Corporation, whereby we retained UTEK to search for technologies at universities and research institutions that we may wish to acquire. Although UTEK has been paid for its services for a period of one year through our issuance of 120,000 restricted common shares, valued at $120,000; these shares vest at 10,000 shares per month. The agreement provides for a structure whereby we may acquire additional technologies through the issue of additional /restricted common shares, subject to our further agreement in this regard. However, this type of agreement is generally cancelable by either party with thirty days advance written notice.

Liquidity and Capital Resources

During the three-month period ended June 30, 2005, we met all cash flow needs from the sale of Regulation S shares of common stock and the exercise of warrants, discussed in more detail below. Our cash position at June 30, 2005, was $840,250 as compared to $62,611 at December 31, 2004, representing an increase of $777,639. We have not had revenues from operations for the past two fiscal years and our general and administrative expenses increased to $362,006 for the six-month period ended June 30, 2005, compared to $131,767 for the six-month period ended June 30, 2004. This increase was primarily due to increased expenses related to administrative costs, investor relations and research and development.

Our net working capital position (current assets less current liabilities) increased to $885,894 at June 30, 2005, from negative $176,374 at December 31, 2004, due primarily to the sale of common stock in the Regulation S offering and the conversion of warrants. Management anticipates that proceeds from this offering will fund limited operations for the next twelve months.

Financing

We are actively working on raising funds needed to proceed with our plans for the CWI Technology. In April, 2004, we initiated an offering in Europe pursuant to Regulation S. Regulation S provides for the offers and sales of restricted securities outside of the United States. These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available. We will receive the net proceeds from the sale of these shares and any shares of common stock not sold by the trustee will be returned to us upon our request. We transferred 4,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. As of June 30, 2005, approximately 1,757,500 Regulation S common shares have been sold and we received or are owed net proceeds of $1,396,177 from this offering.

In April, 2005, we also completed the exercise of 5,000 warrants at US$0.35 per warrant for total proceeds of Cdn$2,135. We intend to issue 5,000 shares of common stock in this regard subsequent to the end of this quarterly period.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Financial Officer, who is also our Principal Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, she concluded that our disclosure controls and procedures were effective.

Also, this executive officer determined that there were no significant changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                   PART II:  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes securities sold by Rival Technologies without registration through a recent date which have not been previously reported.

We initiated a Regulation S offering of 10,000,000 shares in April, 2004. We completed the sale of 368,387 Regulation S shares of common stock during the three-month period ended June 30, 2005, for total net proceeds of 194,537 Euros. The trustee of the offering will receive a fee equal to 3% of the selling value of the Regulation S shares and the agent will receive a financing fee equal to 47% of the selling value of the Regulation S shares.
We relied on an exemption from registration provided by Section 903 of Regulation S. All sales were offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

On April 25, 2005, we issued 120,000 restricted common shares, valued at $120,000, to UTEK Corporation in consideration for services for one year related to a search for technologies at universities and research institutions. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In May, 2005, we issued 177,887 restricted common shares to convert outstanding convertible debentures totaling $143,513. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Equity Incentive Plan

On April 15, 2005, we held our annual general meeting of shareholders as required under the British Columbia Business Corporations Act. A quorum was present and the shareholders voted on the following matters:
..    All shareholders voted in favor of appointing Dohan and Company,
     Certified Public Accountants, located in Maimi, Florida as our auditors.
..    Robin J. Harvey, Perry D. Guglielmi and Elio Guglielmi were elected as directors, with 1,476,291 shares voting in favor for their appointment and 800 shares voting against.
..    The shareholders approved the special resolution to change our corporate jurisdiction from the Province of British Columbia to the State of Nevada. Shares voted in favor were 1,476,291 and 800 shares voted against.
..    All shareholders voted in favor of a motion to ratify and confirm all acts, deeds and things done and proceedings taken by the directors and officers of the company since the last annual meeting.

ITEM 5. OTHER INFORMATION

On June 1, 2005, our board of directors adopted an equity incentive plan for our employees and others. The plan is entitled "The 2005 Equity Incentive Plan of Rival Technologies Inc." (the "Plan"). Pursuant to the Plan, the board of directors can authorize the issuance of up to an aggregate of five million (5,000,000) shares as stock awards or stock options. The Plan has a maximum five year term, although the board of directors may shorten this period. On June 30, 2005, we filed a registration statement on Form S-8 registering the 5,000,000 shares of common stock reserved under the Plan.

The purpose of the Plan is to help us maintain and continue our development of a quality management team, by attracting qualified employees, consultants, and advisors who can contribute to our future success. The awards under the Plan will provide such individuals with an incentive to use their best efforts to promote our growth and profitability.

ITEM 6.  EXHIBITS

Part I Exhibits

31.1  Principal Executive Officer Certification
31.2  Chief Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

3.1 Memorandum of Incorporation of Rival Technologies (Incorporated by reference to exhibit 3.1 to Form 8-K, filed July 3, 2002)
4.1 The 2005 Stock Equity Incentive Plan of Rival Technologies Inc. (Incorporated by reference to exhibit 4.1 to Form S-8, filed June 30,
      2005)
10.1 Financing Agreement with Abernathy, Mendelson & Associates, Ld (Incorporated by reference to exhibit 10.2 to Form 10-KSB, as amended, filed April 15, 2005)


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIVAL TECHNOLOGIES INC.



       August 22, 2005                /s/ Robin J. Harvey
Date: ____________________      By:_______________________________________
                                   Robin J. Harvey
                                   President, Chief Financial Officer and
                                   Director