Form 10QSB
period 2005-09-30
RIVAL TECHNOLOGIES INC
filed 2005-11-21
CIK 1176337

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended September 30, 2005


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      From the transition period from         to


                  Commission File No. 000-49900

                     RIVAL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

                Nevada                                     N/A
(State or other jurisdiction of
incorporation or organization)             (IRS Employer Identification No.)


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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes  [ ]   No [X]

As of November 10, 2005, Rival Technologies, Inc. had a total of 43,210,843 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........15

Item 3. Controls and Procedures............................................17

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......17

Item 6.  Exhibits..........................................................17

Signatures.................................................................19



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

                     RIVAL TECHNOLOGIES INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS
                 (Expressed in Canadian dollars)
                           (Unaudited)

                        SEPTEMBER 30, 2005

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in Canadian dollars)
==============================================================================

                                                             September 30,
                                                                  2005
------------------------------------------------------------------------------
                                                              (Unaudited)
ASSETS


Current
   Cash and cash equivalents                                 $    857,952
   Receivables                                                     15,258
   Prepaid expenses                                                70,859
                                                             -------------

   Total current assets                                           944,069

Equipment                                                           6,290
Deferred income taxes, less valuation allowance of $1,665,525           -
                                                             -------------
Total assets                                                 $    950,359
==============================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current
   Accounts payable and accrued liabilities                  $     42,842
   Promissory note payable                                          5,575
                                                             -------------

   Total current liabilities                                       48,417
                                                             -------------

Commitments and contingencies (Notes 1, 11 and 12)

Shareholders' equity
   Common stock
     Authorized
      100,000,000 common shares without par value
     Issued and outstanding
      43,083,093 common shares                                 14,401,997
   Additional paid-in capital                                     261,544
   Deficit accumulated during the development stage            (6,529,111)
   Deficit                                                     (7,232,488)
                                                             -------------

   Total shareholders' equity                                     901,942
                                                             -------------

Total liabilities and shareholders' equity                   $    950,359
==============================================================================





       The accompanying notes are an integral part of these consolidated financial statements.


RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Canadian dollars)
(Unaudited)
====================================================================================================
                          Cumulative
                          Amounts From
                          Beginning of
                          Development
                          Stage (April   Three Month    Three Month    Nine Month     Nine Month
                          1, 2003) to    Period Ended   Period Ended   Period Ended   Period Ended
                          September 30,  September 30,  September 30,  September 30,  September 30,
                          2005           2005           2004           2005           2004
                          -------------- -------------- -------------- -------------- -------------
EXPENSES
  Accounting and legal    $     150,563  $      11,249  $      10,071  $      42,584  $     42,486
  Consulting                    396,646         80,937          1,000        115,105        31,625
  Depreciation                    2,918            508            375          1,455           897
  Finder's fees                 665,000        665,000              -        665,000             -
  Foreign exchange              123,428         44,185              -        123,428             -
  Interest expense              104,186         (1,467)        31,142         41,240        33,661
  Investor relations            476,865         63,564          4,426         96,719        12,814
  Office and miscellaneous       35,999          7,802          3,792         19,458         6,498
  Management and
    director fees                35,902         28,532              -         35,902             -
  Regulatory fees                49,487          4,175          4,485         22,155        12,049
  Rent                           22,667          1,696          2,147          8,303         6,084
  Research and development      262,042         56,700         30,140        143,192        70,292
  Shareholder costs               7,329          1,928            949          7,329           949
  Telephone and utilities         8,666            954            918          3,610         1,857
  Travel and related             24,872          6,381          1,194          8,499         1,194
  Website design and
    maintenance                   2,652            206              -            377             -
                          -------------- -------------- -------------- -------------- -------------

Loss before other items      (2,369,222)      (972,350)       (90,639)    (1,334,356)     (220,406)

OTHER ITEMS
  Impairment of intangible
    property                 (4,550,000)             -              -              -             -
  Interest income                   111              -              -            111             -
                          -------------- -------------- -------------- -------------- -------------

                             (4,549,889)             -              -            111             -
                          -------------- -------------- -------------- -------------- -------------

Loss before income taxes     (6,919,111)      (972,350)       (90,639)    (1,334,245)     (220,406)


Provision for income taxes            -              -              -              -             -
                          -------------- -------------- -------------- -------------- -------------

Net loss for period       $  (6,919,111) $    (972,350) $     (90,639) $  (1,334,245) $   (220,406)
===================================================================================================
Basic and diluted net
 loss per common share                   $       (0.02) $       (0.01) $       (0.03) $      (0.01)
===================================================================================================
Weighted average number of
common shares outstanding -
  basic and diluted                         42,418,740     42,659,834     42,811,831    42,612,403
====================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                     5



RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)
====================================================================================================
                                                      Cumulative
                                                      Amounts From
                                                      Beginning of
                                                      Development
                                                      Stage (April   Nine Month     Nine Month
                                                      1, 2003) to    Period Ended   Period Ended
                                                      September 30,  September 30,  September 30,
                                                      2005           2005           2004
                                                      -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $  (6,919,111) $  (1,334,245) $    (222,406)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of beneficial conversion feature          101,531         50,409         27,497
     Depreciation                                             2,918          1,455            897
     Shares issued for services                           1,281,962        780,667              -
     Impairment of intangible property                    4,550,000              -              -
  Changes in assets and liabilities:
     (Increase) decrease in receivables                     (15,258)           686         (2,137)
     (Increase) decrease in prepaid expenses                 62,461           (789)        31,625
     Increase (decrease) in accounts payable and
       accrued liabilities                                  (16,200)      (100,445)       (19,917)
                                                      -------------- -------------- --------------

  Net cash used in operating activities                    (951,697)      (602,262)      (184,441)
                                                      -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible debentures                                    162,604              -        149,315
  Repayment of convertible debentures                      (156,546)      (156,546)             -
  Promissory note payable                                     5,575              -              -
  Proceeds from issuance of common stock                  1,804,737      1,556,956         13,661
  Stock subscriptions received                                    -              -         60,286
                                                      -------------- -------------- --------------

  Net cash provided by financing activities               1,816,370      1,400,410        223,262
                                                      -------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                      (9,208)        (2,807)        (2,590)
                                                      -------------- -------------- --------------

  Net cash used in investing activities                      (9,208)        (2,807)        (2,590)
                                                      -------------- -------------- --------------

Change in cash and cash equivalents during period           855,465        795,341         36,231

Cash and cash equivalents, beginning                          2,487         62,611          3,580
                                                      -------------- -------------- --------------

Cash and cash equivalents, ending                     $     857,952  $     857,952  $      39,811
===================================================================================================

Supplemental disclosure with respect to cash flows

Settlement of accounts payable to an officer
 of the Company                                       $      54,744  $           -  $           -
Shares issued to acquire intangible property              4,550,000              -              -
Shares issued for services                                  530,772        120,000              -
Shares issued to settle convertible debenture
 and accrued interest payable                                13,729              -         13,729
Beneficial conversion feature recorded as
 additional paid-in capital                                  94,300              -         94,300
Contributed capital on settlement of accounts
 payable                                                      7,500              -              -
Shares issued for obligation                                      -        308,945              -
Cancellation of shares                                      390,000        390,000              -
====================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
SEPTEMBER 30, 2005
(Unaudited)
==============================================================================


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

==============================================================================
                                                            September 30,
                                                                2005
-----------------------------------------------------------------------------
Working capital (deficiency)                                $    895,652
Deficit accumulated during the development stage              (6,529,111)
Deficit                                                       (7,232,488)
=============================================================================

All amounts are expressed in Canadian dollars except for certain per share amounts denoted in United States dollars ("US$").

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004. The results of operations for the nine-month period ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
SEPTEMBER 30, 2005
(Unaudited)
=============================================================================


2. SIGNIFICANT ACCOUNTING POLICIES

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. The dilutive
effect of Nil (September 30, 2004   46,900) warrants is not reflected in net
loss per share as the effect would be anti-dilutive.

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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
SEPTEMBER 30, 2005
(Unaudited)
==============================================================================


2. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154
Accounting for Changes and Error Corrections   A Replacement of APB Opinion
No. 20 and FASB Statement No. 3 ("SFAS 154"), which is effective for fiscal years ending after December 15, 2005. SFAS 154 requires that changes in accounting policy be accounted for on a retroactive basis.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.


Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
SEPTEMBER 30, 2005
(Unaudited)
==============================================================================


3. EQUIPMENT
=============================================================================
                                         September 30, 2005
                            -------------------------------------------------
                                            Accumulated    Net
                                 Cost       Amortization   Book Value
-----------------------------------------------------------------------------
Furniture and equipment     $       3,811   $      1,349   $      2,462
Computer equipment                  5,397          1,569          3,828
                            --------------  -------------  -------------
                            $       9,208   $      2,918   $      6,290
==============================================================================

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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
SEPTEMBER 30, 2005
(Unaudited)
==============================================================================


4. INTANGIBLE PROPERTY (cont'd...)

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

On July 25, 2005, the Company acquired the exclusive right to market, sell and distribute a water injection technology for application on the marine/shipping industry (the "CWI Marine Technology") in Europe and non-European countries bordering the Mediterranean Sea for a period of 5 years in exchange for 50% of any net profit received from sales of the CWI Marine Technology.


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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
SEPTEMBER 30, 2005
(Unaudited)
==============================================================================


6. CONVERTIBLE DEBENTURES (cont'd...)

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

In May 2005, the Company settled all outstanding convertible debentures, plus accrued interest, for total cash proceeds of $156,556.

7. COMMON STOCK

During the year ended December 31, 2004, the Company issued and transferred 4,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. There is no time limit as to when the trustee has to sell the shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at its request. Accordingly, those shares of common stock were not recorded as issued and outstanding on the consolidated balance sheet when originally issued and transferred.

In conjunction with the above, the Company entered into an agreement with a third party for investor relations services whereby the third party is entitled to receive a fee equal to 47% of the selling value of the shares of common stock. Additionally, the third party is entitled to receive, on a one-time basis only, 250,000 shares of common stock to be delivered upon execution of this agreement dated November 15, 2004. Further, during the period ended September 30, 2005, the third party received 500,000 shares of common stock for investor relations services. These shares were valued at $1.33 per share for a total value of $665,000, which approximated the trading price when the shares were issued.

To date, 3,065,359 shares of common stock had been issued by the trustee for proceeds of $1,658,665 (net of issue costs).

<PAG>


RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
SEPTEMBER 30, 2005
(Unaudited)
==============================================================================


7. COMMON STOCK (cont'd...)

On September 9, 2005, the board of directors resolved to issue and transfer 5,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. There is no time limit as to when the trustee has to sell the shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at its request. Accordingly, those shares of common stock have not been recorded as issued and outstanding on the consolidated balance sheet during the period ended September 30, 2005.

In conjunction with the above, the Company entered into an agreement with a third party for investor relations services whereby the third party is entitled to receive a fee equal to 38% of the selling value of the shares of common stock.

During the nine month period ended September 30, 2005, the Company issued 45,000 shares of common stock to various directors and consultants at $1.25 per share for a total value of $56,250 which approximated the trading price when the shares were issued. These shares were issued pursuant to an equity incentive plan that the Company has in place.

Stock options

At September 30, 2005, there were no stock options outstanding.

Share purchase warrants

During the nine month period ended September 30, 2005, the Company issued 24,900 shares of common stock for gross proceeds of $10,464 pursuant to the exercise of share purchase warrants.

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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
SEPTEMBER 30, 2005
(Unaudited)
==============================================================================


11. PURCHASE AGREEMENT

On September 20, 2005, the Company entered into a purchase agreement with G.A. (Sandy) Constable, Norman L. Carlson and Gerald A. Heelan (collectively the "Vendor") to acquire a heavy oil upgrading technology called TRU Oiltech. The Company will incorporate a Nevada corporation named TRU Oiltech, Inc. ("TRU Nevada") which will hold title to the TRU Oiltech technology. As consideration, the Company will issue 4,000,000 common shares of TRU Nevada to the Vendor at closing at a price of $0.001 per share. Additionally, the Company agrees to provide $150,000 to TRU Nevada and any additional financing required on a best efforts basis.

To date, none of the consideration has been exchanged and accordingly, there have been no amounts recorded in the consolidated financial statements with respect to this transaction.

12. AMALGAMATION AGREEMENT

 The Company and Rival Technologies, Inc ("Rival Nevada") have agreed to amalgamate and merge pursuant to an agreement dated September 6, 2005. Rival Nevada was incorporated in the state of Nevada on September 2, 2005, and is an inactive and wholly-owned subsidiary of by the Company.

In this report references to "Rival" "Rival Technologies "we," "us," and "our" refer to Rival Technologies Inc.

    NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. These statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a development stage company with a business plan to acquire interests in technologies and develop, market and distribute them in Canada and the United States. We have not recorded revenues from ongoing operations for the past two years and have relied on equity transactions to fund development of our business plan. We anticipate that equity financings will be our primary source of funding for the next twelve months.

In April 2003, we acquired a diesel engine technology called Continuous Water Injection technology ("CWI Technology") from M.A. Turbo/Engine Ltd. ("M.A. Turbo"). The CWI Technology is a continuous water injection system designed to reduce harmful nitrogen oxide and smoke emissions, improve fuel efficiency and provide cleaner operations of diesel engines. We acquired a 100% interest in the CWI Technology for the automotive transportation industry.

In May 2005, we filed a patent application with the United States Patent Office for the CWI Technology systems and process. In June, 2005, a working prototype of the CWI technology was installed in a Dodge Ram pickup with a 5.9 liter in-line six cylinder, 24-valve turbocharged and inter-cooled Cummins diesel engine. This engine was chosen because it is widely used in diesel trucks and buses, off-road construction equipment and diesel generators. We intend to complete field testing and final design of this truck version and a locomotive version of our CWI technology during the next twelve months.

On April 25, 2005, we entered into a Strategic Alliance Agreement with UTEK Corporation, whereby we retained UTEK to search for technologies at universities and research institutions that we may wish to acquire. UTEK received 120,000 restricted common shares that vest at 10,000 shares per month for services for one year. The agreement provides for a structure whereby we may acquire additional technologies with common stock, subject to mutual agreement in this regard. However, this type of agreement may be canceled by either party with thirty days written notice.

On July 25, 2005, we entered into a distribution agreement with M.A. Turbo that granted us the exclusive distribution rights to the marine application of CWI Technology in Europe and non-European countries bordering the Mediterranean Sea. The term of the exclusive license is a period of five years, and M.A. Turbo will receive 50% of any net profit received from sales of the marine CWI Technology. We intend to initiate a marketing effort in Europe within the next ninety days focused on ship owners and ship servicing companies.

On September 20, 2005, we entered into a purchase agreement with G.A. Constable, Norman L. Carlson and Gerald A. Heelan, the owners of TRU Oiltech technology. TRU Oiltech is a mild thermal reagent-based upgrading process added to heavy crude oil and oil sands bitumen in order to improve viscosity for transfer in pipeline systems. Management believes this process could reduce costs for oil producers that transfer millions of barrels of heavy crude each day.

Pursuant to the terms of the purchase agreement, we incorporated TRU Oiltech, a Nevada subsidiary, for the purpose of acquiring, developing and marketing the TRU Oiltech technology. The TRU Oiltech technology was transferred to TRU Oiltech and Rival Technologies received 6,000,000 shares of TRU Oiltech. The owners received 4,000,000 shares of TRU Oiltech and Mr. Constable was appointed Director and President of TRU Oiltech. Rival Technologies will provide $150,000 in financing to TRU Oiltech to fund research and tests aimed at obtaining a patent and developing a commercially viable process.

Our challenge for the next twelve months will be to develop these technologies to a commercially viable application and then market it to customers.
However, we may be unable to develop each technology to a point where it satisfies the needs of the market. In that case we may have to research and develop other applications or abandon our business plans.

Liquidity and Capital Resources

During the three-month period ended September 30, 2005, we met all cash flow needs from the sale of Regulation S shares of common stock. Regulation S provides for the offers and sales of restricted securities outside of the United States. These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.

Our cash position at September 30, 2005, was $857,952 as compared to $62,611 at December 31, 2004, representing an increase of $795,341. We have not had revenues from operations for the past two fiscal years and our total operating expenses increased to $1,334,356 for the nine-month period ended September 30, 2005 (the "2005 nine-month period"), compared to $222,406 for the nine-month period ended September 30, 2004 (the "2004 nine-month period"). This increase was primarily due to increased expenses related to our Regulation S offering in the areas of finders' fees, foreign exchange and investor relations.

Our net working capital position (current assets less current liabilities) increased to $895,652 at September 30, 2005, from negative $176,374 at December 31, 2004, due primarily to the sale of common stock in the Regulation S offering. Management believes that equity funding will provide cash for operations for the next twelve months.

Financing

We are actively raising funds through equity transactions to proceed with the development of the technologies we have acquired. In April, 2004, we initiated an offering in Europe pursuant to Regulation S. We will receive the net proceeds from the sale of these shares and any shares of common stock not sold by the trustee will be returned to us upon our request.

In 2004, we transferred 4,000,000 shares of common stock to Karsten Behrens, as trustee, for the sole purpose of selling the shares of common stock in the Regulation S offering. Then on September 9, 2005, we transferred an additional 5,000,000 shares to the trustee. As of September 30, 2005, an aggregate of 3,065,359 Regulation S common shares have been sold in this offering and we have received net proceeds of $1,658,665. As a result, net cash provided by financing activities was $1,400,410 for the 2005 nine-month period compared to $223,262 for the 2004 nine-month period.

Recent Accounting Announcements

In December 2004, FASB issued SFAS No. 123(R) which requires compensation costs relating to share-based payment transactions to be recognized in financial statements. These costs will be measured based on the grant-date fair value of the instruments issued. (See Note 2 of the Notes to the Consolidated Financial Statements for further details.) We will be required to apply this accounting statement as of the first annual reporting period that begins after December 15, 2005.

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

Also, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                   PART II:  OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes unregistered securities sold by Rival Technologies that have not been previously reported.

We initiated a Regulation S offering of 10,000,000 shares in April, 2004. As of September 30, 2005, we have sold an aggregate of 3,065,359 Regulation S shares of common stock for total net proceeds of $1,658,665. In April 2004, we transferred 4,000,000 shares to Karsten Behrens, as trustee. Karsten Behrens will receive a fee equal to 3% of the selling value of the Regulation S shares and the agent will receive a financing fee equal to 47% of the selling value of the Regulation S shares. In September 2005, we transferred an additional 5,000,000 shares to Karsten Behrens and the trustee will receive a fee equal to 3% of the selling value of the Regulation S shares and the agent will receive a financing fee equal to 38% of the selling value of the Regulation S shares. We relied on an exemption from registration provided by
Section 903 of Regulation S. All sales were offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

ITEM 6.  EXHIBITS

Part I Exhibits

31.1  Principal Executive Officer Certification
31.2  Chief Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

1.1 Trust Declaration between Rival Technologies and Karsten Behrens., dated April 21, 2004
1.2 Trust Declaration between Rival Technologies and Karsten Behrens., dated September 14, 2005
2.1 Plan of Merger Amalgamation Agreement, dated September 6, 2005 (Incorporated by reference to exhibit 2.1 to Form 8-K, filed October 31,
      2005)
3.1 Articles of Incorporation of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.1 to Form 8-K, filed October 31, 2005)
3.2 Articles of Merger, dated September 6, 2005 (Incorporated by reference to exhibit 3.2 to Form 8-K, filed October 31, 2005)
3.3   By-laws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)
4.1 The 2005 Stock Equity Incentive Plan of Rival Technologies Inc. (Incorporated by reference to exhibit 4.1 to Form S-8, filed June 30,
      2005)
10.1 Financing Agreement between Rival Technologies and Abernathy, Mendelson & Associates, Ld (Incorporated by reference to exhibit 10.2 to Form 10-KSB, as amended, filed April 15, 2005)
10.2 Strategic Alliance Agreement between Rival Technologies and UTEK, dated April 25, 2005
10.3 Distribution Agreement between Rival Technologies and M.A. Turbo/Engine Ltd., dated July 15, 2005
10.4 Purchase Agreement between Rival Technologies and the owners of TRU Technology, dated September 20, 2005
21.1  Subsidiaries of Rival Technologies

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIVAL TECHNOLOGIES, INC.



                                   /s/ Robin J. Harvey
Date: November 17, 2005        By: ___________________________________
                                   Robin J. Harvey
                                   President, Treasurer, Chief
                                   Financial Officer and Director



                                   /s/ Piero D. Guglielmi
Date: November 17, 2005        By: ______________________________________
                                   Piero D. Guglielmi
                                   Secretary and Director