Form 10KSB
period 2005-12-31
RIVAL TECHNOLOGIES INC
filed 2006-06-08
CIK 1176337

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For transition period __ to __

      Commission File No. 000-49900

                     RIVAL TECHNOLOGIES, INC.
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Nevada                                   N/A
-------------------------------         -------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

3155 East Patrick Lane, Suite 1, Las Vegas, Nevada                89120
----------------------------------------------------            ----------
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number: (888) 989-0584

#200, 100 Park Royal, West Vancouver, British Columbia, Canada   V7T 1A2
--------------------------------------------------------------   ---------
(Former address)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Quarterly report for period ended March 31, 2006

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State issuer's revenue for its most recent fiscal year: None

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $12,751,383, as computed by reference to the trading price of $0.55 on April 4, 2006.

The number of shares outstanding of the issuer's common equity as of April 4, 2006 was 44,827,834.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................4
Item 3.  Legal Proceedings..................................................4
Item 4.  Submission of Matters to a Vote of Security Holders................5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........5
Item 6.  Management's Discussion and Analysis or Plan of Operation..........6
Item 7.  Financial Statements ..............................................7
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................25
Item 8A. Controls and Procedures...........................................25
Item 8B. Other Information.................................................25

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................25
Item 10. Executive Compensation............................................26
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................27
Item 12. Certain Relationships and Related Transactions....................28
Item 13. Exhibits..........................................................28
Item 14. Principal Accountant Fees and Services............................29
Signatures.................................................................30


In this report references to "Rival" "Rival Technologies "we," "us," and "our" refer to Rival Technologies, Inc. and its subsidiaries.

    NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this annual report contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements.
These statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this annual report.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC may be accessed at the SEC's Web site, www.sec.gov.

                              PART I

                 ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

Rival Technologies Inc. was incorporated in the Province of British Columbia, Canada on February 10, 1987 under the name North American Fire Guardian Technologies Inc. On March 20, 2000, we changed our name to Rival Technologies Inc. ("Rival-British Columbia").

On June 17, 2002, we acquired all the outstanding shares of common stock of Tracker Capital Corp., a Delaware corporation ("Tracker"). On June 25, 2002 our wholly owned subsidiary, Rival Technologies Inc., a Delaware corporation merged with Tracker. We issued an aggregate of 150,000 shares of Rival-British Columbia common stock and other consideration consisting of cash and payments of certain fees and expenses equal to Cdn$30,000 to Tracker.
Upon effectiveness of the acquisition and merger, Rival-British Columbia elected to become the successor issuer to Tracker for reporting purposes under the Securities Exchange Act of 1934, effective June 28, 2002.

On September 2, 2005, Rival-British Columbia incorporated Rival Technologies, Inc., a Nevada corporation ("Rival-Nevada"), as its wholly-owned subsidiary for the sole purpose of changing Rival-British Columbia's domicile from British Columbia to Nevada. Pursuant to the Plan of Merger Amalgamation Agreement, dated September 6, 2005, Rival-British Columbia merged with Rival-Nevada. According to the agreement each issued common shares of Rival-British Columbia remained outstanding and each common share of Rival-Nevada was converted into one common share of the surviving Nevada corporation. The domicile merger was effective October 28, 2005.

Our Business

We are a development stage company engaged in the business of acquiring and developing technologies related to diesel engines and oil and gas.

      CWI Technology

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

As part of the purchase agreement we also committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology for the automotive transportation industry, plus $100,000 for its 20% interest in CWI Technology for the marine industry. In April, 2005, we decided not to exercise our right to acquire the 20% interest in the CWI Technology for the marine industry. As a result of our decision not to exercise the right to the marine technology, we returned 3,000,000 common shares to the corporate treasury that had been issued for this technology. Accordingly, we are not required to pay the $100,000 for further development of the marine applications.

In June, 2005, a working prototype of the CWI technology was installed in a Dodge Ram pickup with a 5.9 liter in-line six cylinder, 24-valve turbocharged and inter-cooled Cummins diesel engine. This engine was chosen because it is widely used in diesel trucks and buses, off-road construction equipment and diesel generators. We completed initial field testing of this truck version that showed a reduction of nitrogen oxide from 16% to 28% depending on truck speed and road profile, along with a 6% reduction in fuel consumption. In January, 2006, we completed the installation of the CWI on two locomotives. A final emission tests of the locomotives remain ongoing. On July 25, 2005, we entered into a distribution agreement with M.A. Turbo that granted us the exclusive distribution rights to the marine application of CWI Technology in Europe and non-European countries bordering the Mediterranean Sea. The term of the exclusive license is a period of five years, and M.A. Turbo will receive 50% of any net profit received from sales of the marine CWI Technology.

     TRU Oiltech Technology

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

Pursuant to the terms of the purchase agreement, we incorporated TRU Oiltech, a Nevada subsidiary, for the purpose of acquiring, developing and marketing the TRU Oiltech technology. The TRU Oiltech technology was transferred to TRU Oiltech and we received 6,000,000 shares of TRU Oiltech common stock. The owners of the technology received 4,000,000 shares of TRU Oiltech and Mr. Constable was appointed Director and President of TRU Oiltech. Rival Technologies will provide $150,000 in financing to TRU Oiltech to fund research and tests aimed at obtaining a patent and developing a commercially viable process. As of December 31, 2005, we had provided $50,000 towards this project.

In February 2006 we announced that tests at the Alberta Research Council provided results that showed the TRU Oiltech technology decreased sulfur content 67% and reduced the total acid number 88% for heavy crude oil. We intend to conduct further tests of this technology and anticipate filing for a provisional patent with the United States Patent and Trademark Office within the next 90 days.

     Other Technologies

On April 25, 2005, we entered into a Strategic Alliance Agreement with UTEK Corporation, whereby we retained UTEK to search for technologies at universities and research institutions that we may wish to acquire. We paid UTEK 120,000 restricted common shares, valued at $120,000, for services for a period of one year. These shares vest at 10,000 shares per month. The agreement provides for a structure whereby we may acquire additional technologies through the issuance of additional restricted common shares, subject to our further agreement in this regard. However, this type of agreement may be cancelled by either party with thirty days advance written notice.

Patents, Trademarks and Licenses

In May, 2005, we filed a patent application with the United States Patent and Trademark Office for the CWI technology systems and process and the application is being processed.

Employees

We do not have any employees at this time.

                 ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive and administrative offices are located at 3155 East Patrick Lane, Suite 1, Las Vegas, Nevada. We pay approximately $1,000 on a month-to-month basis for secretarial, photocopying, and similar services.

                    ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2005 fiscal year.



                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the National Association of Securities Dealers (the "NASD") OTC Bulletin Board under the symbol "RVTI." Prior to October 28, 2005, the effective date of our domicile merger, our common stock traded under the symbol "RVTIF". Our common stock also trades on the Berlin Stock Exchange and the Frankfurt Stock Exchange. Our Regulation S common stock is traded on the Berlin Stock Exchange.

The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2004 and 2005 as reported by the OTC Bulletin Board. Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

                               2004                        2005
Quarter ended              High       Low            High       Low
----------------------   --------  --------        --------   -------
March 31                 $ 0.35     $ 0.15          $ 1.55     $ 0.46
June 30                    1.18       0.25            1.74       0.75
September 30               1.31       0.65            1.35       0.85
December 31                1.20       0.45            1.16       0.70

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
..     Registered and traded on a national securities exchange meeting specified criteria set by the SEC;
..     Issued by a registered investment company; or
..     Excluded from the definition on the basis of share price or the issuer's net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of April 4, 2006, we had 183 stockholders of record, which does not include shareholders who hold shares in "street accounts" of securities brokers.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following discussion describes unregistered securities sold by Rival Technologies that have not been previously reported.

We initiated a Regulation S offering of 10,000,000 shares in April, 2004. During the year ended December 31, 2005, we have sold an aggregate of 2,530,659 Regulation S shares of common stock for total net proceeds of $1,463,814. We transferred 4,000,000 shares to Karsten Behrens, as trustee. Karsten Behrens will receive a fee equal to 5% of the selling value of the 4,000,000 Regulation S shares and the agent will receive a financing fee equal to 45% of the selling value of the 4,000,000 Regulation S shares. In September 2005, we transferred an additional 5,000,000 shares to Karsten Behrens and the trustee will receive a fee equal to 3% of the selling value of the 5,000,000 Regulation S shares and the agent will receive a financing fee equal to 38% of the selling value of the 5,000,000 Regulation S shares. We relied on an exemption from registration provided by Section 903 of Regulation
S. All sales are offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We have not recorded revenues from ongoing operations for the past two fiscal years and recorded a net loss of $1,193,000 at December 31, 2005. At December 31, 2005, we had cash and cash equivalents of $713,059 and total current liabilities of $109,801. We have relied on sales of our Regulation S common stock and other equity transactions to fund our operations. We anticipate that equity financing will be our primary source of funding for the next twelve months.

We will require additional funding for our operations and to complete testing of the CWI and TRU OilTech technologies. We are seeking additional financing in the form of equity and debt in order to provide additional working capital to move forward with our business plans; however, we cannot assure you that we will be successful in raising the funds needed.

As a public reporting company, we have the right within the parameters of current federal and state security laws and the rules and regulations of the SEC and the NASD to make additional public offerings in strict compliance with all applicable laws and regulations. This is seen as a long-term plan to be undertaken if our growth warrants the need for additional capital, and if this need outweighs the dilution that would result from raising this additional capital.

During the next twelve months we do not expect to purchase or sell a plant or equipment, nor do we expect to hire employees.

                  ITEM 7.  FINANCIAL STATEMENTS





                     RIVAL TECHNOLOGIES INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS
                 (Expressed in Canadian dollars)

                        DECEMBER 31, 2005

                     RIVAL TECHNOLOGIES INC.
                  (A Development Stage Company)


                             CONTENTS

-----------------------------------------------------------------------------

Report of Independent Accounting Firm                                      9

Consolidated Balance Sheets                                               10

Consolidated Statements of Operations                                     11

Consolidated Statements of Stockholders' Equity (Deficit)              12-13

Consolidated Statements of Cash Flows                                     14

Notes to Financial Statements                                          15-24

-----------------------------------------------------------------------------

 <Report of Independent Accounting Firm to be filed by amendment>

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian dollars)
DECEMBER 31
==============================================================================

                                                        2005          2004
------------------------------------------------------------------------------

ASSETS

Current
  Cash and cash equivalents                        $    713,059  $     62,611
  Receivables                                             3,095        15,944
  Prepaid expenses                                       40,070            70
                                                   ------------- -------------

  Total current assets                                  756,224        78,625

Equipment                                                 5,781         4,938
Intangible property                                       4,000             -
                                                   ------------- -------------

Total assets                                       $    766,005  $     83,563
==============================================================================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current
  Accounts payable and accrued liabilities         $    104,226  $    143,287
  Promissory note payable                                 5,575         5,575
  Convertible debentures                                      -       106,137
                                                   ------------- -------------

  Total current liabilities                             109,801       254,999
                                                   ------------- -------------

Minority interest in Subsidiary                         (11,552)            -
                                                   ------------- -------------
Stockholders equity (deficit)
  Common stock
  Authorized
   100,000,000 common shares without par value
  Issued and outstanding
    43,505,792 common shares (2003 - 43,010,233)     14,344,504    12,075,429
  Additional paid-in capital                            261,544       261,544
  Accumulated other comprehensive income                (27,938)            -
  Obligation to issue shares                                  -       308,945
  Deficit accumulated during the development stage   (6,677,866)   (5,584,866)
  Deficit                                            (7,232,488)   (7,232,488)
                                                   ------------- -------------
  Total deficiency in assets                            667,756      (171,436)
                                                   ------------- -------------

Total liabilities and deficiency in assets         $    766,005  $     83,563
==============================================================================


      The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Canadian dollars)
==============================================================================

                                                               Cumulative
                                                               Amount From
                                                               Beginning of
                                                               Development
                                                               Stage (April 1,
                                Year Ended     Year Ended      2003) to
                                December 31,   December 31,    December 31,
                                2005           2004            2005
-----------------------------------------------------------------------------
EXPENSES
  Accounting and legal          $      88,978  $       73,934  $    196,957
  Amortization of beneficial
    conversion feature                 31,500          51,122        82,622
  Consulting                          171,359         100,951       452,900
  Depreciation                          1,964           1,272         3,427
  Finders' fees                       665,000               -       665,000
  Investor relations                  106,824         335,025       486,970
  Office and miscellaneous             29,399          13,456        45,940
  Management and director fees         39,438               -        39,438
  Regulatory fees                      25,273          14,771        52,605
  Rent                                 10,063           9,086        24,427
  Research and development            168,607         118,850       287,457
  Stockholder costs                     7,899               -         7,899
  Telephone and utilities               4,929           3,132         9,985
  Travel and related                    8,499          10,710        24,872
  Website design and maintenance          663             600         2,938
                                -------------- --------------- -------------

Loss before other items            (1,360,395)       (732,909)   (2,383,437)

OTHER ITEMS
  Gain (loss) of Subsidiary           (23,327)              -       (23,327)
  Foreign exchange gain (loss)        (89,707)              -       (89,707)
  Impairment of intangible property   390,000         (35,000)   (4,160,000)
  Interest expense                     (9,740)        (11,144)      (21,564)
  Interest income                         169               -           169
                                -------------- --------------- -------------
                                      267,395         (46,144)   (4,294,429)
                                -------------- --------------- -------------

Loss before income taxes           (1,093,000)       (779,053)   (6,677,866)

Provision for income taxes                  -               -             -
                                -------------- --------------- -------------
Net loss for period             $  (1,193,000) $     (779,053) $ (6,677,866)
============================================================================
Basic and diluted net loss
 per common share               $       (0.03) $        (0.02)
============================================================================
Weighted average number of
 common shares outstanding -
 basic and diluted                 42,944,304       27,319,775
============================================================================

      The accompanying notes are an integral part of these consolidated financial statements.


RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Expressed in Canadian Dollars)
================================================================================================================================

                                                    Share
                                                    Subscriptions                     Deficit
                                                    Received                          Accumulated
                  Common Stock                      in        Obligation  Accumulated During the
              ---------------------------           Advance   to Issue    Other       Development
               Number        Amount      Additional (as       Shares (as  Compre-     Stage                       Total
              (as Restated  (as restated  Paid-in   restated  restated    hensive     (as restated               (as restated
               Note 3)       Note 3)      Capital   Note 3)   Note 3)     Income      Note 3)       Deficit       Note 3)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
April 1, 2003
(beginning of
development
stage)           6,283,934  $ 7,008,249  $ 105,000  $      -  $        -  $        -  $          -  $ (7,232,488) $    (119,239)

Common stock
issued for
intangible
property at
$0.001 per
share, May
2003            35,000,000    4,550,000          -         -           -           -             -             -      4,550,000

Common stock
issued on
exercise
of warrants at
$0.15 per share,
July 2003           70,000       10,500          -         -           -            -            -             -         10,500

Common stock
issued for
services at
$0.24 per share,
August 2003      1,061,000      255,670          -         -           -            -            -             -        255,670

Common stock
issued for
cash at US$0.20
per share,
November 2003      168,000       45,558          -         -           -            -            -             -         45,558

Settlement of
accounts payable
to an officer
of the Company           -            -          -           -           -             -             -         -         54,744

Share
subscriptions
received,
December 2003            -            -          -     1,948           -           -             -             -          1,948

Loss for
the period               -            -          -         -           -           -    (4,805,813)            -     (4,805,813)
              ------------  ------------ ---------  --------- ----------- ----------- ------------- ------------- --------------
Balance,
December 31,
2003            42,582,934   11,869,977    159,744     1,948           -           -    (4,805,813)   (7,232,488)        (6,632)

Common stock
issued for
cash at US$0.25
per share,
June 2004           46,900       15,609          -    (1,948)          -           -             -             -         13,661

Settlement of
convertible
debentures,
June 2004           30,000       13,729          -         -           -           -             -             -         13,729

Beneficial
conversion
feature of
convertible
debentures,
June 2004                -            -     94,300         -           -           -             -             -         94,300

Contributed
capital on
settlement
of accounts
payable,
June 2004                -            -      7,500         -           -           -             -             -          7,500

Common stock
issued on
exercise
of warrants
at US$0.30
per share,
December 2004      168,000       66,075          -         -           -           -             -             -         66,075

Common stock
issued, net of
issue costs,
December 2004      182,399      110,039          -         -           -           -             -             -        110,039

Obligation to
issue 250,000
shares of
common stock             -            -          -         -     308,945           -             -             -        308,945

Loss for
the period               -            -          -         -           -           -      (779,053)            -       (779,053)
              ------------  ------------ ---------  --------- ----------- ----------- ------------- ------------- --------------
Balance,
December 31,
2004            43,010,233  $12,075,429  $ 261,544  $       - $  308,945  $        -  $ (5,584,866) $ (7,232,488) $    (171,436)
================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.




RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 (Expressed in Canadian Dollars)
================================================================================================================================

                                                    Share
                                                    Subscriptions                     Deficit
                                                    Received                          Accumulated
                  Common Stock                      in        Obligation  Accumulated During the
              ---------------------------           Advance   to Issue    Other       Development
               Number        Amount      Additional (as       Shares (as  Compre-     Stage                       Total
              (as Restated  (as restated  Paid-in   restated  restated    hensive     (as restated               (as restated
               Note 3)       Note 3)      Capital   Note 3)   Note 3)     Income      Note 3)       Deficit       Note 3)
--------------------------------------------------------------------------------------------------------------------------------
Continued...

Balance,
December 31,
2004            43,010,233  $ 12,075,429 $ 261,544  $      -  $  308,945  $        -  $ (5,584,866) $ (7,232,488) $    (171,436)

Common stock
returned to
treasury and
Cancelled       (3,000,000)     (390,000)        -         -           -           -             -             -       (390,000)

Issuance of
Reg S stock      2,530,659     3,464,433         -         -           -           -             -             -      3,464,433

Selling
expenses of
Reg S stock              -    (2,000,619)        -         -           -           -             -             -     (2,000,619)

Common stock
issued for
services           940,000     1,184,797         -         -    (308,945)          -             -             -        875,852

Common stock
issued on
exercise of
warrants            24,900        10,464         -         -           -           -             -             -         10,464

Foreign
currency
translation
adjustments              -             -         -         -           -     (27,938)            -             -        (27,938)

Loss for the
period                   -             -         -         -           -           -    (1,093,000)            -     (1,093,000)
              ------------ ------------- --------- --------- ----------- ----------- -------------- ------------- --------------
Balance,
December 31,
2005            43,505,792  $ 14,344,504 $ 261,544 $       - $         - $   (27,938) $ (6,677,866) $ (7,232,488) $     667,756
================================================================================================================================




The accompanying notes are an integral part of these consolidated financial statements




RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
================================================================================================
                                                                                    Cumulative
                                                                                    Amount From
                                                                                    Beginning of
                                                                                    Development
                                                                                    Stage (April 1,
                                                       Year Ended     Year Ended    2003) to
                                                       December 31,   December 31,  December 31,
                                                       2005           2004          2005
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for period                                      $(1,093,000)  $    (779,053) $  (6,677,866)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Amortization of beneficial conversion feature           31,500          51,122         82,622
    Depreciation                                             1,964           1,272          3,427
    Shares issued for services                             875,852         308,945      1,377,147
    Impairment of intangible property                     (390,000)         35,000      4,160,000
    Minority interest                                      (15,552)              -        (15,552)
  Changes in assets and liabilities:
    (Increase) decrease in receivables and prepayments      12,849          (8,149)        (3,095)
    (Increase) decrease in prepaid expenses                (40,000)         63,250         23,250
    Increase (decrease) in accounts payable and
     accrued liabilities                                   (39,053)         50,144         45,192
                                                       ------------ --------------- --------------

  Net cash used in operating activities                   (655,440)       (277,469)    (1,004,875)
                                                       ------------ --------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible debenture                                   (137,637)        149,315         24,967
  Promissory note payable                                        -               -          5,575
  Proceeds from issuance of common stock,
   net of issue costs                                    1,474,278         189,775      1,722,059
  Stock subscriptions received                                   -               -              -
                                                       ------------ --------------- --------------

  Net cash provided by financing activities              1,336,641         339,090      1,752,601
                                                       ------------ --------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                     (2,807)         (2,590)        (9,208)
                                                       ------------ --------------- --------------

  Net cash used in investing activities                     (2,807)         (2,590)        (9,208)
                                                       ------------ --------------- --------------

Change in cash and cash equivalents during period          678,394          59,031        738,518

Cash and cash equivalents, beginning                        62,611           3,580          2,487
                                                       ------------ --------------- --------------

Cash and cash equivalents, ending                      $   741,005  $       62,611  $     741,005
==================================================================================================

Supplemental disclosure with respect to cash flows

Settlement of accounts payable to an
 officer of the Company                                $         -  $            -  $      54,744
Shares issued to acquire intangible property              (390,000)         35,000      4,160,000
Shares issued for services                                 875,852         308,945      1,377,147
Shares issued to settle convertible
 debenture and accrued interest payable                          -          13,729         13,729
Beneficial conversion feature recorded as
 additional paid-in capital                                      -          94,300         94,300
Shares issued for subscriptions received in
 advance from a prior year                                       -           1,948              -
Contributed capital on settlement of accounts payable            -           7,500          7,500
==================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.




RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
DECEMBER 31, 2005
==============================================================================


1. OPERATIONS AND GOING CONCERN

Nature of business:
------------------
Rival is incorporated under the laws of the State of Nevada as a result of its amalgamation and merger between Rival Technologies, Inc. a Brittish Columbia Company ("Rival BC") and Rival Technologies, Inc. a Nevada Company. Tru Oiltech, Inc. was organized on October 31, 2005 under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

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

=============================================================================
                                                 2005                2004
-----------------------------------------------------------------------------
Working capital (deficiency)                    $    646,423   $   (176,374)
Deficit accumulated during the development stage  (6,677,866)    (5,584,466)
Deficit                                           (7,232,488)    (7,232,488)
=============================================================================

All amounts are expressed in Canadian dollars except for certain per share amounts denoted in United States dollars ("US$").

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
DECEMBER 31, 2005
==============================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Basis of presentation

Principles of Consolidation:
---------------------------

These consolidated financial statements are presented in Canadian dollars (and the Company would pay dividends in Canadian dollars, if any) and there are no exchange restrictions. These consolidated financial statements are also prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, Rival Technologies (Delaware) Inc., its former subsidiary Tracker Capital Corp. which merged with Rival Technologies (Delaware) Inc. during 2002, its wholly owned subsidiary, CWI Technology, (Nevada) Inc., and its 60% owned subsidiary, Tru Oiltech, (Nevada) Inc. All significant intercompany accounts and transactions have been eliminated.

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

Equipment

Equipment is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the following terms:

      Furniture and equipment                           5 years
      Computer equipment                                3 years

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
DECEMBER 31, 2005
==============================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. The dilutive
effect of 46,900 (2003   168,000) warrants is not reflected in net loss per
share as the effect would be anti-dilutive.

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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
DECEMBER 31, 2005
==============================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd... )

New accounting pronouncements (cont'd... )

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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
DECEMBER 31, 2005
==============================================================================


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

New accounting pronouncements (cont'd...)

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

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

3. EQUIPMENT

======================================================================================
                               2005                             2004
                    -------------------------------- ---------------------------------
                            Accumulated   Net                Accumulated   Net
                    Cost    Amortization  Book Value  Cost   Amortization  Book Value
--------------------------------------------------------------------------------------
Furniture and
 equipment          $ 3,811    $ 1,494     $ 2,317   $ 3,811    $   915    $ 2,896
Computer equipment    5,397      1,933       3,464     2,590        548      2,042
--------------------------------------------------------------------------------------
                    $ 9,208    $ 3,427     $ 5,781   $ 6,401    $ 1,463    $ 4,938
======================================================================================

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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
DECEMBER 31, 2005
==============================================================================

4. INTANGIBLE PROPERTY (cont'd...)

i) A discount of approximately 23%, based upon published materials, was applied against the market value of the stock of $0.15 per share to reflect the thinly traded market in which the Company's stock trades.
ii)A premium of approximately 10%, based upon published materials, was applied against the market value of the stock of $0.15 per share to reflect the cost of issuing a significant number of shares that results in control of the Company passing to the vendors of the CWI Technology.

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

In April 2005, the Company decided not to proceed with the CWI Technology for the marine industry and accordingly, 3,000,000 shares of common stock were returned to treasury and cancelled and the Company was released from its commitment to incur development and marketing expenses of $100,000. Accordingly the intangible and the impairment of the intangible were adjusted.

On July 25, 2005, the Company acquired the exclusive right to market, sell and distribute a water injection technology for application on the marine/shipping industry (the "CWI Marine Technology") in Europe and non-European countries bordering the Mediterranean Sea for a period of 5 years in exchange for 50% of any net profit received from sales of the CWI Marine Technology.

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech, Inc. and two other businessmen (See Note 5). Under the terms of the agreement, the director and president along with the two other businessmen agreed to sell the TRU Technology to the Company in exchange for 4,000,000 shares of Tru Oiltech, Inc. valued at .001 per share. Fair value of the shares was determined to be par value as no shares or assets exist prior to this date. Tru Oiltech, Inc. issued 4,000,000 shares. Fair value of the TRU Technology was negotiated in an arms length transaction by the parties to be $4,000. The Company determined that the TRU Technology has an indefinite life, and there was no impairment of value as of December 31, 2005.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
DECEMBER 31, 2005
==============================================================================


5. BUSINESS COMBINATION

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech, Inc. (See Note 4). The agreement provides that the Company be issued 6,000,000 shares of Tru Oiltech, Inc. valued at .001 per share. Fair value of the shares was determined to be par value as no shares or assets exist prior to this date. Tru Oiltech, Inc. according issued 6,000,000 to the Company making it a 60% - Majority Shareholder. The agreement also provides that the Company will provide additional financing of $150,000. As of March 31, 2006 the Company had advanced $99,703 toward that financing.

6. PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $5,575 to a former director of the Company. The note is unsecured, bears no interest and is payable on demand.

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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
DECEMBER 31, 2005
==============================================================================


7. CONVERTIBLE DEBENTURES (cont'd...)

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

On September 9, 2005, the board of directors resolved to issue and transfer 5,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. There is no time limit as to when the trustee has to sell the shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at its request. Accordingly, those shares of common stock have not been recorded as issued and outstanding on the consolidated balance sheet during the period ended September 30, 2005. Effective August 1, 2005 the trustee fee was increased to 5% of the selling value of the shares of common stock.

In conjunction with the above, the Company entered into an agreement with a third party for investor relations services whereby the third party is entitled to receive a fee equal to 47% of the selling value of the shares of common stock. Additionally, the third party is entitled to receive, on a one-time basis only, 250,000 shares of common stock to be delivered upon execution of this agreement dated November 15, 2004. Further, during the year ended December 31, 2005, the third party received 500,000 shares of common stock for investor relations services. These shares were valued at $1.33 per shares for a total value of $665,000, which approximated the trading price when the shares were issued. This agreement was terminated at the end of July 2005.

Subsequently, the Company engaged a third party for investor relations services whereby the third party receives a fee equal to 43% of the selling value of the shares of common stock.

To date, 3,468,058 shares of common stock had been issued by the trustee for proceeds of $2,557,216 (net of issue costs).

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
DECEMBER 31, 2005
=============================================================================

8. COMMON STOCK (cont'd...)

On July 6, 2005, the Company issued 45,000 shares of common stock to various directors and consultants at $1.25 per share for a total value of $56,250 which approximated the trading price when the shares were issued. These shares were issued pursuant to an equity incentive plan that the Company has in place.

On October 24, 2005, the Company issued 20,000 shares of common stock to a director of Tru Oiltech, Inc. in consideration of engineering services provided the Company. The weighted average of the share price of the Company was $1.2592 for the 5 trading days prior to the issuance of the shares. Consulting expense of $25,184 was recognized as the fair market value of the shares. These shares were issued pursuant to an equity incentive plan that the Company has in place.

Stock options

As at December 31, 2005 and 2004, there were no stock options outstanding.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:


=============================================================================
                                                           Weighted average
                                     Number of Shares      Exercise Price
-----------------------------------------------------------------------------
Balance as at December 31, 2003          168,000            US$0.30
  Issued                                  46,900            US$0.35
  Exercised                             (168,000)          (US$0.30)

Balance as at December 31, 2004           46,900            US$0.35
  Issued                                       -                  -
  Exercised / cancelled                  (46,900)           US$0.35)

Balance as at December 31, 2005                -                  -
=============================================================================

As at December 31, 2005, there were no share purchase warrants were outstanding.


9. INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

=============================================================================
                                            2005            2004
-----------------------------------------------------------------------------
Loss before income taxes                $ (1,093,000)   $   (779,053)
=============================================================================
Expected income tax recovery            $   (382,550)   $   (272,669)
Non-deductible charges                             -               -
Unrecognized benefit of operating
  loss carry forwards                        382,550         272,669
                                        -------------   -------------
Income tax recovery                     $          -    $          -
=============================================================================

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
DECEMBER 31, 2005
==============================================================================

9. INCOME TAXES (cont'd...)

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

==============================================================================
                                                  2005              2004
------------------------------------------------------------------------------
Deferred tax asset:
  Income tax benefit of operating loss
   carry forwards                               $ 1,688,550   $  1,306,000
  Valuation allowance                            (1,688,550)    (1,306,000)
                                                ------------  -------------
Net deferred tax asset                          $         -   $          -
==============================================================================

The Company has approximately $4,868,000 of operating loss carryforwards, which expire beginning in 2003. The availability of certain operating loss carryforwards for income tax purposes is subject to certain restrictions because there was a change in control of the Company in 2001.

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

12. STRATEGIC ALLIANCE AGREEMENT

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

13. AMALGAMATION AGREEMENT

The Company and Rival Technologies, Inc ("Rival Nevada") have agreed to amalgamate and merge pursuant to an agreement dated September 6, 2005. Rival Nevada was incorporated in the state of Nevada on September 2, 2005, and was an inactive and wholly-owned subsidiary of the Company at the time of the amalgamation and merger. The provisions of the agreement provide for the company to have its jurisdiction in the State of Nevada. All issued and outstanding shares of the Company shall remain outstanding. The amalgamation shall take effect on October 14, 2005.

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report on Form 8-K, dated April 6, 2006 and filed April 12, 2006, we reported that our independent auditors, Dohan and Company, CPA's, P.A. declined to stand for re-election. We engaged Kyle L. Tingle, CPA, LLC to serve as our independent auditors on April 7, 2006.

                ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Financial Officer who also is our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, she concluded that our disclosure controls and procedures were not effective. Her evaluation identified a weakness in our disclosure controls and procedures with respect to timely gathering of information and processing of that information to allow timely filing of our reports. Management is taking steps to implement appropriate corrective action including, but not limited to, accelerating the time tables related to the gathering and processing of financial and non-financial information required for our reports and engaging a new independent accountant.

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                    ITEM 8B. OTHER INFORMATION

None.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officer and director and her age, term of office and biographical information are set forth below. Our bylaws require at least one director to serve until she is replaced by a qualified director. Messers. Piero D. Guglielmi and Elio Guglielmi resigned as directors on December 1, 2005, to pursue other interests. Our executive officers are chosen by our Board of Directors and serve at its discretion.

Name                 Age     Position Held                    Director Since
-----------------  ------ ---------------------------------- ----------------
Robin J. Harvey       47  President, Chief Financial Officer  December 2003
                          Secretary/Treasurer and Director


Ms. Robin J. Harvey has been a director and officer of Rival Technologies since December 2003. During 2001 she was appointed President of Mytravelguide.com, Inc., a reporting company trading on the NASD OTC Bulletin Board. She resigned from that position in September 2001 due to the merger and change of control of that company. Ms. Harvey has over 10 years experience in sales and marketing and has worked for AVIS Rent a Car and Club Med Sales. Her duties included establishing new business, territory management and development and expansion of "on-line" marketing relationships, as well as promotional development, operational budgets, media buying and planning for the region.

Audit Committee Financial Expert

We do not have an audit committee financial expert serving on an audit committee. Because we have minimal operations we do not have an audit committee serving at this time.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required. Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2005, we believe Ms. Harvey filed late three Forms 4 related to three transactions, and Rockridge Capital Corp. filed late one Form 3, and two Forms 4 related to two transactions. Pierio Guglielmi failed to file one Form 4 related to one transaction.

Code of Ethics

Due to the fact that we have only one officer and director and minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years.



                    SUMMARY COMPENSATION TABLE
                  -----------------------------
                                         Annual
                                         Compensation     All
                                                          Other
Principal Position          Year         Salary           Compensation
-------------------------  -----------  ----------------  --------------------
Robin J. Harvey             2005          $ 6,000          $ 10,100 (1)
President , CFO             2004                0                 0
Sec./Treas.                 2003                0                 0

Piero D. Guglielmi          2005          $     0          $ 10,100 (1)
Former Secretary            2004                0                 0
                            2003                0                 0

     (1)     Represents the value of 10,000 common shares.


Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments. We granted 10,000 common shares valued at $10,100, or $1.01 per share to Piero D. Guglielmi under our 2005 Equity Incentive Plan for his services rendered as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2005.



               EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans approved
by security
holders                  0               $   0.00                 0
----------------------------------------------------------------------------
Equity
compensation
plans not
approved by
security holders         0                      0           4,935,000
----------------------------------------------------------------------------
Total                    0               $   0.00           4,935,000
============================================================================


2005 Equity Incentive Plan

On June 1, 2005, our board of directors adopted "The 2005 Equity Incentive Plan of Rival Technologies, Inc." (the "Plan"). The purpose of the Plan is to aid the company in maintaining and continuing its development of a quality management team, in attracting qualified employees, consultants, and advisors who can contribute to our future success, and in providing such individuals with an incentive to use their best efforts to promote our growth and profitability.

Pursuant to the Plan, the Board may authorize the issuance of stock or options to purchase stock up to an aggregate of five million (5,000,000) shares of our common stock over a maximum of a five year period, although the Board may shorten this period. Any options granted under the Plan are "non-qualified" stock options. The Board shall determine which employees are eligible to receive shares or options under the Plan. The term "Employee" includes any employee, director, officer, or consultant or advisor of the company or any of its subsidiaries, provided that bona fide services are rendered by consultants and advisors and such services are not rendered in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market for our common stock.

On June 30, 2005, we filed a registration statement on Form S-8 (Registration No. 333-126241) which registered the 5,000,000 common shares to be issued under the Plan. As of December 31, 2005, our Board has granted 65,000 common shares to five consultants and advisors pursuant to the Plan.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially 5% or more of our outstanding common stock and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 44,827,834 shares of common stock outstanding as of April 4, 2006.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of           Number of Shares of
Beneficial Owners             Common Stock                Percentage of Class
---------------------------  --------------------------  ---------------------
Rockridge Capital Corp.         21,640,000                      48.3%
1 Beim Antonskraiz
Bridel 8116, Luxembourg


                            MANAGEMENT

Name and Address of           Number of Shares
Beneficial Owners             Common Stock                Percentage of Class
---------------------------  ---------------------------  --------------------
Robin J. Harvey                      3,500                  Less than 1%
3155 East Patrick Lane,
Suite 1
Las Vegas, NV 89120


     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

                        ITEM 13. EXHIBITS

No.     Description
1.1 Trust Declaration between Rival Technologies and Karsten Behrens., dated April 21, 2004 (Incorporated by reference to exhibit 1.1to Form 10-QSB filed November 21, 2005)
1.2 Trust Declaration between Rival Technologies and Karsten Behrens., dated September 14, 2005 (Incorporated by reference to exhibit 1.2 to Form 10-QSB filed November 21, 2005)
2.1 Plan of Merger Amalgamation Agreement, dated September 6, 2005 (Incorporated by reference to exhibit 2.1 to Form 8-K, filed October 31, 2005)
3.1 Articles of Incorporation of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.1 to Form 8-K, filed October 31, 2005)
3.2 Articles of Merger, dated September 6, 2005 (Incorporated by reference to exhibit 3.2 to Form 8-K, filed October 31, 2005)
3.3     Bylaws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)
4.1 The 2005 Stock Equity Incentive Plan of Rival Technologies Inc. (Incorporated by reference to exhibit 4.1 to Form S-8, filed June 30,
        2005)
10.1 Financing Agreement between Rival Technologies and Abernathy,\ Mendelson & Associates, Ld (Incorporated by reference to exhibit 10.2 to Form 10-KSB, as amended, filed April 15, 2005)
10.2 Strategic Alliance Agreement between Rival Technologies and UTEK, dated April 25, 2005 (Incorporated by reference to exhibit 10.2 to Form 10-QSB filed November 21, 2005)
10.3 Distribution Agreement between Rival Technologies and M.A. Turbo/Engine Ltd., dated July 15, 2005 (Incorporated by reference to exhibit 10.3 to Form 10-QSB filed November 21, 2005)
10.4 Purchase Agreement between Rival Technologies and the owners of TRU Technology, dated September 20, 2005 (Incorporated by reference to exhibit 10.4 of Form 10-QSB, filed November 21, 2005)

21.1 Subsidiaries of Rival Technologies (Incorporated by reference to exhibit 21.1 of Form 10-QSB, filed November 21, 2005)
31.1    Principal Executive Officer Certification *
31.2    Chief Financial Officer Certification *
32.1    Section 1350 Certification *

   *    To be filed by amendment

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed or accrued for each of the last two fiscal years by our principal accountants, Dohan & Company, CPA's PA, in connection with the audit of our financial statements and other professional services rendered by that firm.

                                2005                2004
                              -----------         ---------
     Audit fees               $   22,495          $  21,808
     Audit-related fees                0                  0
     Tax fees                          0                  0
     All other fees           $        0          $       0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

Audit Committee Pre-approval Policies

We do not have an audit committee currently serving, and as a result, our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 7, 2006             RIVAL TECHNOLOGIES, INC.



                               /s/ Robin J. Harvey
                         By: ________________________________
                               Robin J. Harvey
                               President, CFO, Secretary/Treasurer and
                               Director