Form 10QSB
period 2006-03-31
RIVAL TECHNOLOGIES INC
filed 2006-06-08
CIK 1176337

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For quarterly period ended March 31, 2006

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       From the transition period from         to


                  Commission File No. 000-49900

                     RIVAL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada
(State or other jurisdiction of                       N/A
incorporation or organization)             (IRS Employer Identification No.)

3155 East Patrick Lane, Suite 1, Las Vegas, Nevada           89120
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: (888) 989-0584


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

As of April 4, 2006, Rival Technologies, Inc. had a total of 44,827,834 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation..........19

Item 3.  Controls and Procedures............................................20

                    PART II: OTHER INFORMATION

Item 6.  Exhibits...........................................................20

Signatures..................................................................21




                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

All amounts in this report are expressed in Canadian dollars, except where specifically indicated in United States dollars. The unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005.

                     RIVAL TECHNOLOGIES INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS
                 (Expressed in Canadian dollars)


                          MARCH 31, 2006




                             CONTENTS

-----------------------------------------------------------------------------

Consolidated Balance Sheets                                                 4

Consolidated Statements of Operations                                       5

Consolidated Statements of Stockholders' Equity (Deficit)                 6-7

Consolidated Statements of Cash Flows                                       8

Notes to Financial Statements                                            9-18

------------------------------------------------------------------------------

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian dollars)
MARCH 31
==============================================================================

                                                        2006          2005
                                                   ------------- -------------
ASSETS

Current
  Cash and cash equivalents                        $    686,561  $    933,691
  Receivables                                             8,623        20,248
  Prepaid expenses                                       10,583         6,070
                                                   ------------- -------------

  Total current assets                                  705,767       960,009

Equipment                                                 5,273         7,306
Intangible property                                       4,000             -
                                                   ------------- -------------

Total assets                                       $    715,040  $    967,315
==============================================================================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current
  Accounts payable and accrued liabilities         $     35,355  $    148,975
  Promissory note payable                                 5,575         5,575
  Convertible debentures                                      -       129,762
                                                   ------------- -------------

  Total current liabilities                              40,930       284,312
                                                   ------------- -------------

Minority interest in Subsidiary                         (27,282)            -
                                                   ------------- -------------
Stockholders equity (deficit)
  Common stock
    Authorized
     100,000,000 common shares without par value
     Issued and outstanding
     45,227,769 common shares (2005 - 44,491,847)    14,539,863    13,387,251
  Additional paid-in capital                            261,544       261,544
  Accumulated other comprehensive income                (12,201)            -
  Obligation to issue shares                                  -       308,945
  Deficit accumulated during the development stage   (6,855,326)   (5,733,304)
  Deficit                                            (7,232,488)   (7,232,488)
                                                   ------------- -------------

  Total deficiency in assets                            701,392       683,003
                                                   ------------- -------------

  Total liabilities and deficiency in assets       $    715,040  $    967,315
==============================================================================

      The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Canadian dollars)
==============================================================================

                                                               Cumulative
                                                               Amounts From
                                                               Beginning of
                                                               Development
                                Three          Three           Stage (April 1,
                                Months Ended   Months Ended    2003) to
                                March 31,      March 31,       March 31,
                                2006           2005            2006
-----------------------------------------------------------------------------

EXPENSES
  Accounting and legal          $       2,251  $        9,372  $     199,207
  Amortization of beneficial
   conversion feature                       -          23,625         82,622
  Consulting                           83,841           4,494        536,742
  Depreciation                            508             438          3,935
  Finders' fees                             -               -        665,000
  Investor relations                   53,391          19,086        540,361
  Office and miscellaneous              5,926           8,025         51,866
  Management and director fees          3,468           3,650         42,906
  Regulatory fees                       1,715           8,617         54,321
  Rent                                  1,857           2,850         26,283
  Research and development                  -          36,955        287,457
  Stockholder costs                         -           3,765          7,899
  Telephone and utilities               1,031           1,850         11,016
  Travel and related                    4,756             862         29,628
  Website design and maintenance          504              86          3,442
                                 ------------- --------------- --------------
Loss before other items              (159,248)       (123,675)    (2,542,685)

OTHER ITEMS
  Gain (loss) of Subsidiary           (23,596)              -        (46,923)
  Foreign exchange gain (loss)          5,354         (21,717)       (84,353)
  Impairment of intangible property         -               -     (4,160,000)
  Interest expense                          -          (3,068)       (21,564)
  Interest income                          30              22            199
                                 ------------- --------------- --------------

                                      (18,212)        (24,763)    (4,312,641)
                                 ------------- --------------- --------------

Loss before income taxes             (177,460)       (148,438)    (6,855,326)

Provision for income taxes                  -               -              -
                                 ------------- --------------- --------------
Net loss for period              $   (177,460) $     (148,438) $  (6,855,326)
==============================================================================
Basic and diluted net
 loss per common share           $      (0.00) $        (0.00)
==============================================================================

Weighted average number of
common shares outstanding -
 basic and diluted                 43,944,239      43,818,564
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
Continued...

Balance,
December 31,
2004            43,010,233  $ 12,075,429 $ 261,544  $      -  $  308,945  $        -  $ (5,584,866) $ (7,232,488) $    (171,436)

Common stock
returned to
treasury and
Cancelled       (3,000,000)     (390,000)        -         -           -           -             -             -       (390,000)

Issuance of
Reg S stock      2,530,659     3,464,433         -         -           -           -             -             -      3,464,433

Selling
expenses of
Reg S stock              -    (2,000,619)        -         -           -           -             -             -     (2,000,619)

Common stock
issued for
services           940,000     1,184,797         -         -    (308,945)          -             -             -        875,852

Common stock
issued on
exercise of
warrants            24,900        10,464         -         -           -           -             -             -         10,464

Foreign
currency
translation
adjustments              -             -         -         -           -     (27,938)            -             -        (27,938)

Loss for the
period                   -             -         -         -           -           -    (1,093,000)            -     (1,093,000)
              ------------ ------------- --------- --------- ----------- ----------- -------------- ------------- --------------
Balance,
December 31,
2005            43,505,792    14,344,504   261,544         -           -     (27,938)   (6,677,866)   (7,232,488)       667,756

Issuance of
 Reg S stock     1,721,977       741,272         -         -           -           -             -             -        741,272

Selling
expenses of
Reg S stock              -      (545,913)        -         -           -           -             -             -       (545,913)

Foreign
currency
translation
adjustments              -             -         -         -           -      15,737             -             -         15,737

Loss for
the period               -             -         -         -           -           -      (177,460)            -       (177,460)
              ------------ ------------- --------- --------- ----------- ----------- -------------- ------------- --------------
Balance,
March 31,
2006            45,227,769 $  14,539,863 $ 261,544 $       - $         - $   (12,201)$  (6,855,326) $ (7,232,488) $     701,392
================================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements







RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
======================================================================================


                                                                               Cumulative
                                                                               Amounts From
                                                                               Beginning of
                                                                               Development
                                                   Three         Three         Stage (April ,
                                                   Months Ended  Months Ended  2003) to
                                                   March 31,     March 31,     March 31,
                                                   2006          2005          2006
                                                   ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for period                                  $   (177,460) $   (148,438) $ (6,855,326)
  Adjustments to reconcile net loss  to net
  cash used in operating activities:
    Amortization of beneficial conversion feature             -        23,625        82,622
    Depreciation                                            508           438         3,935
    Shares issued for services                                -         9,417     1,377,147
    Impairment of intangible property                         -             -     4,160,000
    Minority interest                                   (15,730)            -       (31,282)
  Changes in assets and liabilities:
    (Increase) decrease in receivables and
       prepayments                                       (5,528)       (4,304)       (8,623)
    (Increase) decrease in prepaid expenses              29,487        (6,000)       52,737
    Increase (decrease) in accounts payable
       and accrued liabilities                          (68,879)        5,688       (23,687)
                                                   ------------- ------------- --------------

  Net cash used in operating activities                (237,602)     (119,574)    (1,242,477)
                                                   ------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible debenture                                       -             -         24,967
  Promissory note payable                                     -             -          5,575
  Proceeds from issuance of common stock,
    net of issue costs                                  195,359       993,460      1,917,418
  Stock subscriptions received                                -             -              -
                                                   ------------- ------------- --------------

  Net cash provided by financing activities             195,359       993,460      1,947,960
                                                   ------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                       -        (2,806)        (9,208)
                                                   ------------- ------------- --------------

  Net cash used in investing activities                       -        (2,590)        (9,208)
                                                   ------------- ------------- --------------

Change in cash and cash equivalents during period       (42,243)      871,080        696,275

Cash and cash equivalents, beginning                    741,005        62,611          2,487
                                                   ------------- ------------- --------------

Cash and cash equivalents, ending                  $    698,672  $    933,691  $     698,672
=============================================================================================

Supplemental disclosure with respect to cash flows
  Settlement of accounts payable to an
    officer of the Company                         $          -  $     54,744  $      54,744
  Shares issued to acquire intangible property                -     4,550,000      4,160,000

  Shares issued for services                                  -       255,670      1,377,147
  Shares issued to settle convertible debenture
    and accrued interest payable                              -        13,729         13,729
  Beneficial conversion feature recorded as
    additional paid-in capital                                -        94,300         94,300
  Shares issued for subscriptions received in
    advance from a prior year                                 -             -              -
  Contributed capital on settlement of accounts
    payable                                                   -         7,500          7,500

===============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                    8

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
March 31, 2006
==============================================================================

1. OPERATIONS AND GOING CONCERN

Nature of business:
-------------------
Rival is incorporated under the laws of the State of Nevada as a result of its amalgamation and merger between Rival Technologies, Inc. a Brittish Columbia Company ("Rival BC") and Rival Technologies, Inc. a Nevada Company. Tru Oiltech, Inc. was organized on October 31, 2005 under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
MARCH 31, 2006
==============================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Basis of presentation

Principles of Consolidation:
----------------------------

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

Equipment

Equipment is carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the following terms:

        Furniture and equipment         5 years
        Computer equipment              3 years

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
MARCH 31, 2006
==============================================================================


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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
MARCH 31, 2006
=============================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

New accounting pronouncements (cont'd...)


In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153") which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") as follows:
i) Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.
ii) Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity's share price.
iii)Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.
iv) Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award's value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.
SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services" ("EITF 96-18"). SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
MARCH 31, 2006
==============================================================================

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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
MARCH 31, 2006
==============================================================================


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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
MARCH 31, 2006
==============================================================================


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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
MARCH 31, 2006
==============================================================================

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

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
MARCH 31, 2006
==============================================================================

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

Share purchase warrants

Share purchase warrant transactions are summarized as follows:


=============================================================================
                                                           Weighted average
                                     Number of Shares      Exercise Price
-----------------------------------------------------------------------------
Balance as at December 31, 2003          168,000            US$0.30
  Issued                                  46,900            US$0.35
  Exercised                             (168,000)          (US$0.30)
                                     ------------          ---------
Balance as at December 31, 2004           46,900            US$0.35
  Issued                                       -                  -
  Exercised / cancelled                  (46,900)           US$0.35)
                                     ------------          ---------
Balance as at December 31, 2005                -                  -
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
=============================================================================

RIVAL TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
MARCH 31, 2006
==============================================================================

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

We own a diesel engine technology called Continuous Water Injection technology ("CWI Technology") which is a continuous water injection system designed to reduce harmful nitrogen oxide and smoke emissions, improve fuel efficiency and provide cleaner operations of diesel engines. We acquired a 100% interest in the CWI Technology for the automotive transportation industry.

We incorporated TRU Oiltech, a Nevada subsidiary, for the purpose of acquiring, developing and marketing the TRU Oiltech technology. This technology is a mild thermal reagent-based upgrading process added to heavy crude oil and oil sands bitumen in order to improve viscosity for transfer in pipeline systems. Management believes this process could reduce costs for oil producers that transfer millions of barrels of heavy crude each day.

Our challenge for the next twelve months will be to obtain financing to develop these technologies to a commercially viable application and then market it to customers. However, we may be unable to develop each technology to a point where it satisfies the needs of the market. In that case we may have to research and develop other applications or abandon our business plans.

Plan of Operation

During the three month period ended March 31, 2006, we met all cash flow needs from the sale of Regulation S shares of common stock. Regulation S provides for the offers and sales of restricted securities outside of the United States. These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the

United States unless registered under the Securities Act or an exemption from registration is available. We will receive the net proceeds from the sale of these shares and any shares of common stock not sold by the trustee will be returned to us upon our request.

Our cash position at March 31, 2006, was $686,561, but we have not recorded revenues from operations for the past two fiscal years. We had expenses of $159,248 for the three month period ended March 31, 2006 (the " 2006 first quarter") and recorded a net loss of $177,460. Our auditors have expressed concern that our continued existence is dependent upon our ability to raise substantial capital.

Management believes that equity funding will provide cash for operations for the next twelve months and we are actively raising funds through equity transactions to proceed with the development of the technologies we have acquired. During the 2006 first quarter we sold 1,721,977 shares in our Regulation S offering and realized net proceeds of $195,359.

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

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                   PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

31.1  Principal Executive Officer Certification (To be filed by amendment)
31.2  Chief Financial Officer Certification (To be filed by amendment)
32.1  Section 1350 Certification (To be filed by amendment)

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


                                 RIVAL TECHNOLOGIES, INC.

                                    /s/ Robin J. Harvey
Date: June 7, 2006             By:___________________________________ ___
                                    Robin J. Harvey
                                    President, Treasurer, Chief Financial
                                    Officer and Director