Form 10KSB/A
period 2005-12-31
RIVAL TECHNOLOGIES INC
filed 2007-02-23
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934  for transition period __ to  __

Commission File No. 000-49900

RIVAL TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization	43-2114971 (IRS Employer Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]  No [X]

Quarterly reports for periods ended March 31, 2006; June 30, 2006 and September 30, 2006

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State issuer=s revenue for its most recent fiscal year: None

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $19,882,160 as of January 31, 2007.  The number of shares outstanding of the issuer=s common equity as of January 31, 2007 was 46,506,200.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ] No [X]

EXPLANATORY NOTE

Rival Technologies, Inc. changed auditors in April 2006, but the new auditor was unable to complete the Company=s audit in a timely manner and we were unable to obtain the auditor=s report.  We engaged our former auditors and requested that firm to complete the 2005 audit.  We are filing this 10-KSB with the audited financials for the years ended December 31, 2005 and 2004

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

3

Item 2.  Description of Property

5

Item 3.  Legal Proceedings

 5

Item 4.  Submission of Matters to a Vote of Security Holders

 5

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

5

Item 6.  Management=s Discussion and Analysis or Plan of Operation

7

Item 7.  Financial Statements

 8

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

 26

Item 8A.  Controls and Procedures

26

Item 8B. Other Information

26

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,

Compliance with Section 16(a) of the Exchange Act

26

Item 10.  Executive Compensation

27

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   and Related Stockholder Matters

28

Item 12.  Certain Relationships and Related Transactions

 29

Item 13.  Exhibits

29

Item 14.  Principal Accountant Fees and Services

30

Signatures

30

In this report references to “Rival” “Rival Technologies Awe,” “us,” and “our” refer to Rival Technologies, Inc. and its subsidiaries.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this annual report contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (ASEC@), in press releases, quarterly conference calls or otherwise.  The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements.  These statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

Rival Technologies Inc. was incorporated in the Province of British Columbia, Canada on February 10, 1987 under the name North American Fire Guardian Technologies Inc.  On March 20, 2000, we changed our name to Rival Technologies Inc. (ARival-British Columbia@).

On June 17, 2002, we acquired all the outstanding shares of common stock of Tracker Capital Corp., a Delaware corporation ("Tracker").  On June 25, 2002 our wholly owned subsidiary, Rival Technologies Inc., a Delaware corporation merged with Tracker.  We issued an aggregate of 150,000 shares of Rival-British Columbia common stock and other consideration consisting of cash and payments of certain fees and expenses equal to Cdn $30,000 to Tracker.  Upon effectiveness of the acquisition and merger, Rival-British Columbia elected to become the successor issuer to Tracker for reporting purposes under the Securities Exchange Act of 1934, effective June 28, 2002.

On September 2, 2005, Rival-British Columbia incorporated Rival Technologies, Inc., a Nevada corporation (ARival-Nevada@), as its wholly-owned subsidiary for the sole purpose of changing Rival-British Columbia=s domicile from British Columbia to Nevada.  Pursuant to the Plan of Merger Amalgamation Agreement, dated September 6, 2005, Rival-British Columbia merged with Rival-Nevada.  According to the agreement each issued common shares of Rival-British Columbia remained outstanding and each common share of Rival-Nevada was converted into one common share of the surviving Nevada corporation.  The domicile merger was effective October 28, 2005.

Rival Technologies incorporated TRU Oiltech, Inc, a Nevada corporation (ATRU Oiltech@), on October 31, 2005, for the purpose of acquiring, developing and marketing the TRU Oiltech technology.  On October 31, 2005, Rival Technologies received 6,000,000 shares of TRU Oiltech common stock and the owners of the technology received 4,000,000 shares of TRU Oiltech.  As a result TRU Oiltech is a majority owned subsidiary of Rival Technologies.

On October 31, 2005, Rival Technologies incorporated CWI Technology, Inc., a Nevada corporation, as a wholly-owned subsidiary for the purpose to develop and market the CWI Technology.

Our Business

We are a development stage company engaged in the business of acquiring and developing technologies related to diesel engines and oil and gas.  We are in the initial testing phase of our technologies and have not launched operations for licensing, marketing or production of these technologies.

CWI Technology

In April, 2003, we acquired a diesel engine technology called Continuous Water Injection technology (ACWI technology@) from M.A. Turbo/Engine Ltd. (AM.A. Turbo@).  The CWI technology is designed to reduce harmful nitrogen oxide and smoke emissions, improve fuel efficiency and provide cleaner operations of diesel engines.  We acquired a 100% interest in the CWI Technology for the automotive transportation industry, and a 20% interest in CWI Technology for the marine industry.  The purchase agreement for the CWI Technology included an option clause to acquire the balance of the marine application.

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

The market for emission reductions is very competitive with many larger companies offering technologies and products to satisfy environmental clean air laws in Canada and the United States.  We will compete directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market.  We do not have an established customer base and are likely to encounter a high degree of competition in developing a customer base.

TRU Oiltech Technology

On September 20, 2005, we entered into a purchase agreement with G.A. Constable, Norman L. Carlson and Gerald A. Heelan, the owners of TRU Oiltech technology.  The TRU Oiltech technology is a mild thermal reagent-based upgrading process added to heavy crude oil and oil sands bitumen in order to improve viscosity for transfer in pipeline systems.  Management believes this process could reduce costs for oil producers that transfer millions of barrels of heavy crude each day.

Pursuant to the terms of the purchase agreement, we incorporated TRU Oiltech and transferred the TRU Oiltech technology into TRU Oiltech.  Mr. Constable was appointed Director and President of TRU Oiltech.  Rival Technologies agreed to provide $150,000 in financing to TRU Oiltech to fund research and tests aimed at obtaining a patent and developing a commercially viable process.  As of December 31, 2005, we had provided $50,000 towards this project.

In February 2006 we announced that tests at the Alberta Research Council provided results that showed the TRU Oiltech technology decreased sulfur content 67% and reduced the total acid number 88% for heavy crude oil.  We intend to conduct further tests of this technology and anticipate filing for a provisional patent with the United States Patent and Trademark Office within the next 90 days.

The market for reducing viscosity of oil and oil sands is growing due to the higher demand for fuel.   We will compete directly with larger companies with longer operating histories and greater financial resources with  established distribution channels.  We are likely to encounter a high degree of competition in developing a customer base for this technology.

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

Research and Development

During the year ended December 31, 2004, we spent $118,850 for initial testing of the CWI Technology and during the year ended December 31, 2005, we spent an additional $173,607 to continue testing of the CWI Technology, including field testing of this technology.

Patents, Trademarks and Licenses

In May, 2005, we filed a patent application with the United States Patent and Trademark Office for the CWI technology systems and process.  The application is being processed.

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

PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

During the year ended December 31, 2005, our common stock was listed on the National Association of Securities Dealers (the ANASD@) OTC Bulletin Board under the symbol ARVTI.@  Prior to October 28, 2005, the effective date of our domicile merger, our common stock traded under the symbol ARVTIF@.  In June 2006 our securities were removed from the OTC Bulletin Board and listed on the Pink Sheets.  Our common stock trades on the Berlin Stock Exchange and the Frankfurt Stock Exchange and our Regulation S common stock is traded on the Berlin Stock Exchange.

The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2004 and 2005 as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2004		2005
Quarter ended	High	Low	High	Low

March 31	$0.35	$ 0.15	$ 1.55	$ 0.46
June 30	1.18	0.25	1.74	0.75
September 30	1.31	0.65	1.35	0.85
December 31	1.20	0.45	1.16	0.70

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the Apenny stock@ rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

•

Registered and traded on a national securities exchange meeting specified criteria set by the SEC;

•

Issued by a registered investment company; or

•

Excluded from the definition on the basis of share price or the issuer=s net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser=s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of June 8, 2006, we had 183 stockholders of record of our common stock, which does not include shareholders of our Regulation S common stock or shareholders who hold shares in Astreet accounts@ of securities brokers.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following discussion describes unregistered securities sold by Rival Technologies that have not been previously reported.

We initiated a Regulation S offering of 10,000,000 shares in April, 2004 and during the year ended December 31, 2005, we sold an aggregate of 3,468,058 Regulation S shares of common stock for total net proceeds of $1,573,069. In April, 2004, we transferred 4,000,000 shares to Karsten Behrens, as trustee.  Karsten Behrens will receive a fee equal to 5% of the selling value of the 4,000,000 Regulation S shares and the agent will receive a financing fee equal to 45% of the selling value of the 4,000,000 Regulation S shares.  In September 2005, we transferred an additional 5,000,000 shares to Karsten Behrens and the trustee will receive a fee equal to 3% of the selling value of the 5,000,000 Regulation S shares and the agent will receive a financing fee equal to 38% of the selling value of the 5,000,000 Regulation S shares.  We relied on an exemption from registration provided by Section 903 of Regulation S.  All sales are offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

On February 9, 2005, we issued 250,000 shares of Regulation S common stock, valued at $308,945, to Abernathy, Mendelson & Associates for investor relation services.  We relied on an exemption from registration provided by Section 903 of Regulation S.

On March 31, 2005, we issued 5,000 shares of Regulation S common stock to Stefan Huber in consideration for publication services valued at $9,418.  We relied on an exemption from registration provided by Section 903 of Regulation S.

On August 16, 2005, we issued 24,900 shares upon the exercise of share purchase warrants and received proceeds of  $10,464.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On August 24, 2005, we issued 500,000 shares of Regulation S common stock to Abernathy, Mendelson & Associates for investor relation services valued at $665,000.  We relied on an exemption from registration provided by Section 903 of Regulation S.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT=S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We have not recorded revenues from ongoing operations for the past two fiscal years and recorded a comprehensive net loss of $1,483,000 at December 31, 2005.  On that date we had cash and cash equivalents of $713,059 and total current liabilities of $109,801.  We have relied on sales of our Regulation S common stock and other equity transactions to fund our operations.  We anticipate that equity financing will be our primary source of funding for the next twelve months.

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

ITEM 7.  FINANCIAL STATEMENTS

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2005

CONTENTS

Independent Registered Accounting Firm Report

9

Consolidated Balance Sheet

10

Consolidated Statements of Operations and Other

Comprehensive Income (Loss)

11

Consolidated Statements of Stockholders= Equity (Deficiency in Assets)

12

Consolidated Statements of Cash Flows

15

Notes to Consolidated Financial Statements

16

Dohan and Company Certified Public Accountants a professional Association [logo]	7700 North Kendall Drive, 200 Miami, Florida 33156-7578 Telephone (305)274-1366 Facsimile (305) 274-1368 E-mail info@uscpa.com Internet www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Rival Technologies, Inc. and Subsidiaries (An Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Rival Technologies, Inc. and Subsidiaries (An Development Stage Company),  (the ACompany@) as of December 31, 2005 and 2004, and the related consolidated statements of operations and other comprehensive income and cash flows  for the years then ended, and cumulative amounts from beginning of development stage ( April 1, 2003) to December  31, 2005 and statements of stockholders=equity (deficiency in assets) for the years then ended.  These consolidated financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company=s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the  Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles  generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has  experienced recurring losses from operations.  In addition, the company has an accumulated deficit of approximately $14,300,354 as of December 31, 2005, which  raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPAs, P.A.

Miami, Florida

February 2, 2007

[CPS logo]                                                                                                                   [agi logo]

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Expressed in Canadian dollars)

DECEMBER 31,

2005

ASSETS

Current
Cash and cash equivalents	$ 713,059
Receivables, net	3,095
Prepaid expenses	40,070
Deferred income taxes, less valuation allowance of $2,337,253	-

Total current assets	756,224

Equipment	5,781

Intangible property	4,000

Total assets	$ 766,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable	$ 104,226
Promissory note payable	5,575

Total current liabilities	109,801

Minority interest in subsidiary	(11,552)

Commitments (Notes 4 & 5)	-

Stockholders equity (Deficiency in assets)
Common stock
Authorized
100,000,000 common shares without par value
Issued and outstanding
43,505,792 common shares	14,344,504
Additional paid-in capital	651,544
Accumulated other comprehensive loss	(27,938)
Deficit accumulated during the development stage	(7,067,866)
Deficit	(7,232,488)

Total stockholders’ equity	667,756

Total liabilities and stockholders’ equity	$ 766,005

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Expressed in Canadian dollars)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to December 31, 2005
EXPENSES
Accounting and legal	$ 88,978	$ 73,934	$ 196,957
Amortization of beneficial conversion feature	31,500	51,122	82,622
Consulting	200,490	100,951	482,031
Depreciation	1,964	1,272	3,427
Finders’ fees	665,000	-	665,000
Investor relations	106,824	335,025	486,970
Office and miscellaneous	31,408	13,456	47,949
Management and director fees	39,438	-	39,438
Regulatory fees	25,273	14,771	52,605
Rent	10,063	9,086	24,427
Research and development	173,607	118,850	292,457
Stockholder costs	7,899	-	7,899
Telephone and utilities	4,929	3,132	9,985
Travel and related	11,208	10,710	27,581
Website design and maintenance	693	600	2,968

Loss before other items	(1,399,274)	(732,909)	(2,422,316)

OTHER ITEMS
Impairment of intangible property	-	(35,000)	(4,550,000)
Interest expense	(9,740)	(11,144)	(21,564)
Interest income	169	-	169

	(9,571)	(46,144)	(4,571,395)

Loss before income taxes and minority interest	(1,408,845)	(779,053)	(6,993,711)

Income taxes	-	-	-

Net loss before minority interest	(1,408,845)	(779,053)	(6,993,711)

Minority interest	15,552	-	15,552

	(1,393,293)	(779,053)	(6,978,159)
Other comprehensive income (loss)
Foreign exchange gain (loss)	(89,707)	-	(89,707)

Comprehensive income (loss) for period	$ (1,483,000)	$ (779,053)	$ (7,067,866)

Basic and diluted net loss per common share	$ (0.03)	$ (0.02)

Weighted average number of common shares outstanding –
basic and diluted	42,944,304	42,646,668

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

(Expressed in Canadian Dollars)

	Common stock			Share		Accumulated Other	Deficit Accumulated During the
	Number	Amount	Additional Paid-in Capital	Subscriptions Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Total

Balance, April 1, 2003
(beginning of development stage)	6,283,934	$ 7,008,249	$ 105,000	$ -	$ -	$ -	$ -	$ (7,232,488)	$ (119,239)

Common stock issued for intangible property at $0.001 per share, May 2003	35,000,000	4,550,000	-	-	-	-	-	-	4,550,000
Common stock issued on exercise of warrants at $0.15 per share, July 2003	70,000	10,500	-	-	-	-	-	-	10,500
Common stock issued for services at $0.24 per share, August 2003	1,061,000	255,670	-	-	-	-	-	-	255,670
Common stock issued for cash at US$0.20 per share, November 2003	168,000	45,558	-	-	-	-	-	-	45,558
Settlement of accounts payable to an officer of the Company	-	-	54,744	-	-	-	-	-	54,744
Share subscriptions received, December 2003	-	-	-	1,948	-	-	-	-	1,948
Loss for the period	-	-	-	-	-	-	(4,805,813)	-	(4,805,813)

Balance, December 31, 2003	42,582,934	11,869,977	159,744	1,948	-	-	(4,805,813)	(7,232,488)	(6,632)

Common stock issued for cash at US$0.25 per share, June 2004	46,900	15,609	-	(1,948)	-	-	-	-	13,661
Settlement of convertible debentures, June 2004	30,000	13,729	-	-	-	-	-	-	13,729
Beneficial conversion feature of convertible debentures, June 2004	-	-	94,300	-	-	-	-	-	94,300
Contributed capital on settlement of accounts payable, Jun 2004	-	-	7,500	-	-	-	-	-	7,500
Common stock issued on exercise of warrants at US$0.30 per share, December 2004	168,000	66,075	-	-	-	-	-	-	66,075
Reg S Common stock issued for cash
at $0.60, December 2004	182,399	110,039	-	-	-	-	-		110,039
Obligation to issue 250,000 shares of common	-	-	-	-	-	-	-	-	-
Stock	-	-	-	-	308,945	-	-	-	308,945
Loss for the period	-	-	-	-	-	-	(779,053)	-	(779,053)

Balance, December 31, 2004	43,010,233	$ 12,075,429	$ 261,544	$ -	$ 308,945	$ -	$ (5,584,866)	$ (7,232,488)	$ (171,436)

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

 (Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions		Accumulated Other	Deficit Accumulated During the
	Number	Amount	Paid-in Capital	Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Total

Continued…

Balance, December 31, 2004	43,010,233	$ 12,075,429	$ 261,544	$ -	$ 308,945	$ -	$ (5,584,866)	$ (7,232,488)	$ (171,436)

Reg S Common stock issued for cash at $1.40 per share, January 2005	405,464	567,080	-	-	-	-	-	-	567,080
Selling expenses of Reg S stock, January 2005		(286,610)	-	-	-	-	-	-	(286,610)
Reg S Common stock issued for cash at $1.74 per share, February 2005	574,850	1,001,855	-	-	-	-	-	-	1,001,855
Selling expenses of Reg S stock, February 2005		(507,431)	-	-	-	-	-	-	(507,431)
Reg S Common stock issued for services at $1.24 per share, February 2005	250,000	308,945	-	-	(308,945)	-	-	-	-
Common stock issued on exercise of warrants at $0.43 per share, February 2005	10,000	4,345	-	-	-	-	-	-	4,345
Reg S Common stock issued for cash at $1.91 per share, March 2005	226,400	431,849	-	-	-	-	-	-	431,849
Selling expenses of Reg S stock, March 2005		(257,767)	-	-	-	-	-	-	(257,767)
Reg S Common stock issued for services at $1.88 per share, March 2005	5,000	9,418	-	-	-	-	-	-	9,418
Common stock issued on exercise of warrants at $0.40 per share, March 2005	9,900	3,984	-	-	-	-	-	-	3,984
Common stock issued for services at $1.00 per share, April 2005	120,000	120,000	-	-	-	-	-	-	120,000
Common stock issued on exercise of warrants at $0.43 per share, April 2005	5,000	2,135	-	-	-	-	-	-	2,135
Common stock returned to treasury and Cancelled at $0.13 per share, April 2005	(3,000,000)	(390,000)	390,000	-	-	-	-	-	-
Reg S Common stock issued for cash at $1.64 per share, May 2005	177,887	291,540	-	-	-	-	-	-	291,540
Selling expenses of Reg S stock, May 2005	-	(148,437)	-	-	-	-	-	-	(148,437)
Reg S Common stock issued for cash at $1.71 per share, June 2005	190,500	325,242	-	-	-	-	-	-	325,242
Selling expenses of Reg S stock, June 2005		(168,391)	-	-	-	-	-	-	(168,391)
Reg S Common stock issued for cash at $0.97 per share, July 2005	24,752	23,886	-	-	-	-	-	-	23,886
Selling expenses of Reg S stock, July 2005	-	(12,218)	-	-	-	-	-	-	(12,218)
Common stock issued for services at $1.25 per share, July 2005	45,000	56,250	-	-	-	-	-	-	56,250

Balance brought forward	42,054,986	$ 13,451,104	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,232,488)	$ 1,285,294

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

 (Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions		Accumulated Other	Deficit Accumulated During the
	Number	Amount	Paid-in Capital	Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Total

Continued…

Balance brought forward	42,054,986	$ 13,451,104	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,232,488)	$ 1,285,294

Reg S Common stock issued for cash at $0.92 per share, August 2005	234,748	215,787	-	-	-	-	-	-	215,787
Selling expenses of Reg S stock, August 2005		(105,764)	-	-	-	-	-	-	(105,764)
Reg S Common stock issued for services at $1.33 per share, August 2005	500,000	665,000	-	-	-	-	-	-	665,000
Reg S Common stock issued for cash at $1.00 per share, September 2005	293,359	294,678	-	-	-	-	-	-	294,678
Selling expenses of Reg S stock, September 2005	-	(272,093)	-	-	-	-	-	-	(272,093)
Reg S Common stock issued for cash at $0.90 per share, October 2005	153,450	138,706	-	-	-	-	-	-	138,706
Selling expenses of Reg S stock, October 2005	-	(97,569)	-	-	-	-	-	-	(97,569)
Common stock issued for services at $1.26 per share, October 2005	20,000	25,184	-	-	-	-	-	-	25,184
Reg S Common stock issued for cash at $0.71 per share, November 2005	195,349	139,607	-	-	-	-	-	-	139,607
Selling expenses of Reg S stock, November 2005		(97,922)	-	-	-	-	-	-	(97,922)
Reg S Common stock issued for cash at $0.63 per share, December 2005	53,900	34,203	-	-	-	-	-	-	34,203
Selling expenses of Reg S stock, December 2005		(46,417)	-	-	-	-	-	-	(46,417)
Foreign currency translation adjustments	-	-	-	-	-	(27,938)	-	-	(27,938)

Loss for the period	-	-	-	-	-	-	(1,483,000)	-	(1,483,000)

Balance, December 31, 2005	43,505,792	$ 14,344,504	$ 651,544	$ -	$ -	$ (27,938)	$ (7,067,866)	$ (7,232,488)	$ 667,756

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for period	$ (1,393,293)	$ (779,053)	$ (6,978,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	31,500	51,122	82,622
Depreciation	1,964	1,272	3,427
Shares issued for services	1,184,797	-	1,377,147
Obligation to issue shares	(308,945)	308,945	-
Impairment of intangible property	-	35,000	4,550,000
Minority interest	(15,552)	-	(15,552)
Changes in assets and liabilities:
(Increase) in receivables	12,849	(8,149)	(3,095)
(Increase) decrease in prepaid expenses	(40,000)	63,250	23,250
Increase (decrease) in accounts payable	(39,061)	50,144	45,184
Net cash used in operating activities	(565,741)	(277,469)	(915,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture	(137,637)	149,315	24,967
Promissory note payable	-	-	5,575
Proceeds from issuance of common stock, net of issue costs	1,474,278	189,775	1,722,059
Stock subscriptions received	-	-	-
Net cash provided by financing activities	1,336,641	339,090	1,752,601

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,807)	(2,590)	(9,208)
Net cash used in investing activities	(2,807)	(2,590)	(9,208)

Effect of exchange rate changes on cash	(117,645)	-	(117,645)

Change in cash and cash equivalents during period	768,093	59,031	710,572

Cash and cash equivalents, beginning	62,611	3,580	2,487

Cash and cash equivalents, ending	$ 713,059	$ 62,611	$ 713,059

Supplemental disclosure with respect to cash flows
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-
Settlement of accounts payable to an officer of the Company	-	-	54,744
Shares issued to acquire intangible property	-	35,000	4,550,000
Shares issued for services	1,184,797	-	1,440,407
Shares issued to settle convertible debenture and accrued
interest payable	-	13,729	13,729
Beneficial conversion feature recorded as additional paid-in
capital	-	94,300	94,300
Shares issued for subscriptions received in advance from a prior year	-	1,948	-
Contributed capital on settlement of accounts payable	-	7,500	7,500

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2005

1.

OPERATIONS AND GOING CONCERN

Nature of business:

Rival is incorporated under the laws of the State of Nevada as a result of its amalgamation and merger between Rival Technologies, Inc. a British Columbia Company (“Rival BC”) and Rival Technologies, Inc., a Nevada Company.  The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

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

During the period beginning April 1, 2003, the Company acquired a new technology for reducing diesel emissions and will now focus on developing and marketing this technology.  The Company is considered to be a development stage company beginning April 1, 2003, as the Company has changed its business and no longer generates revenues from operations.  The Company incorporated CWI Technology, Inc. as a wholly-owned subsidiary under the laws of the State of Nevada on October 31, 2005 to develop and market this technology.

The Company incorporated TRU Oiltech, Inc. under the laws of the State of Nevada on October 31, 2005.  On October 31, 2005 the Company acquired a 60% interest in Tru Oiltech, Inc.  The purpose of this majority owned subsidiary is to develop and market the Tru Oiltech technology that is designed to  improve viscosity of heavy crude oil and oil sands.

Going Concern:

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

2005

Working capital (deficiency)	$ 646,423
Deficit accumulated during the development stage	(7,067,866)
Deficit	(7,232,488)

All amounts are expressed in Canadian dollars except for certain per share amounts denoted in United States dollars (“US$”).

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Basis of presentation

These consolidated financial statements are presented in Canadian dollars and there are no exchange restrictions.  These consolidated financial statements are also prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, Rival Technologies (Delaware) Inc., its former subsidiary Tracker Capital Corp. which merged with Rival Technologies (Delaware) Inc. during 2002, its wholly owned subsidiary, CWI Technology, (Nevada) Inc., and its 60% owned subsidiary, Tru Oiltech, (Nevada) Inc. All significant intercompany accounts and transactions have been eliminated.

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

Equipment

Equipment is carried at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the following terms:

Furniture and equipment

5 years

Computer equipment

3 years

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Intangible property

Intangible property is recorded at cost and is more fully described in Note 4.

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

Research and development

Research and development costs are expensed as incurred.  Research and development costs charged to expense was $168,607 and $118,850 for the years ended December 31, 2005 and 2004, respectively.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards.  Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

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

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

New accounting pronouncements (cont’d…)

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

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154 Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which is effective for fiscal years ending after December 15, 2005. SFAS 154 requires that changes in accounting policy be accounted for on a retroactive basis.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2005

3.

EQUIPMENT

2005
	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$ 3,811	$ 1,494	$ 2,317
Computer equipment	5,397	1,933	3,464
	$ 9,208	$ 3,427	$ 5,781

Depreciation expense was $1,964 and $1,272 for the years ended December 31, 2005 and 2004, respectively.

4.

INTANGIBLE PROPERTY

The Company is committed to provide M.A. Turbo with $230,000 (unpaid) in development and marketing funds to complete the CWI Technology for the automotive transportation industry plus $100,000 for its 20% interest in the CWI Technology for the marine industry. At December 31, 2004, the Company has not incurred any costs related to these commitments.

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

On July 25, 2005, the Company acquired the exclusive right to market, sell and distribute a water injection technology for application on the marine/shipping industry (the “CWI Marine Technology”) in Europe and non-European countries bordering the Mediterranean Sea for a period of 5 years in exchange for 50% of any net profit received from sales of the CWI Marine Technology.

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech, Inc. and two other businessmen (See Note 5). Under the terms of the agreement, the director and president along with the two other businessmen agreed to sell the TRU Technology to the Company in exchange for 4,000,000 shares valued at .001 per share of a yet to be formed entity, Tru Oiltech, Inc.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date.  Tru Oiltech, Inc. issued 4,000,000 shares. Fair value of the TRU Technology was negotiated in an arm’s-length transaction by the parties to be $4,000.  The Company determined that the TRU Technology has an indefinite life, and there was no impairment of value as of December 31, 2005.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2005

5.

BUSINESS COMBINATION

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech, Inc. (See Note 4). The agreement provided that the Company be issued 6,000,000 shares of a yet to be formed entity, Tru Oiltech, Inc., valued at .001 per share.   Tru Oiltech, Inc. was incorporated in the state of Nevada on October 31, 2005.  Tru Oiltech, Inc. accordingly issued 6,000,000 to the Company making it a 60% - Majority Shareholder.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date.

The agreement also provides that the Company will provide additional financing of $150,000. As of June 30, 2006 the Company had advanced $119,703 toward that financing.

6.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $5,575 to a former director of the Company.  The note is unsecured, bears no interest and is payable on demand.

7.

CONVERTIBLE DEBENTURES

On January 16, 2004, the Company borrowed $15,000 from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company could prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. Subsequent to December 31, 2004, the option to convert expired unexercised and the term of the loan was extended to July 15, 2005 and paid off in May 2005.

On March 8, 2004, the Company borrowed $13,015 (US$10,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company could prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. Subsequent to December 31, 2004, the option to convert expired unexercised and the term of the loan was extended to September 8, 2005 and paid off in May 2005.

On April 13, 2004, the Company borrowed $27,000 from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company could prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and   interest earned into common stock of the Company at a value of US$0.35 per share. Subsequent to December 31, 2004, the option to convert expired unexercised and the term of the loan was extended to October 13, 2005 and paid off in May 2005.

On June 9, 2004, the Company borrowed $67,300 (US$50,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company could prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. As the market price of the Company’s common stock exceeded the exercise price on the commitment date, the intrinsic value of the beneficial conversion feature recorded by the Company as additional paid-in capital was $67,300. To date, the Company recognized all of intrinsic value of the beneficial conversion feature in the consolidated statements of operations.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2005

7.

CONVERTIBLE DEBENTURES (cont’d…)

On June 30, 2004, the Company borrowed $27,000 (US$20,000) from a lender and issued a convertible debenture for a period of one year, bearing interest of 10% per annum. The Company may prepay the principal and interest accrued to the date of payment, in whole or in part, without penalty. If all or any portion of the principal and interest remains unpaid at the end of the term, the lender and/or the Company shall have the right to convert the principal and interest earned into common stock of the Company at a value of US$0.35 per share. As the market price of the Company’s common stock exceeded the exercise price on the commitment date, the intrinsic value of the beneficial conversion feature recorded by the Company as additional paid-in capital was $27,000. To date, the Company recognized all of intrinsic value of the beneficial conversion feature in the consolidated statements of operations.

In May 2005, the Company settled all outstanding convertible debentures, plus accrued interest, for total a cash payment of $156,556.

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

On February 9, 2005 the Company issued 250,000 shares of Regulation S common stock to a consultant for investor relation services at $1.24 per share, which approximated the trading price when the shares were issued, for a total value of $308,945.

On March 31, 2005 the Company issued 5,000 shares of Regulation S common stock to an individual for publication services at $1.88 per share, which approximated the trading price when the shares were issued, for a total value of $9,418.

On April 25, 2005, the Company issued 120,000 shares of common stock at $1.00 per share to UTEK Corporation in consideration for services for one year related to a search for technologies at universities and research institutions.   The value of the shares approximated the trading price when the shares were issued.

On July 6, 2005, the Company issued 45,000 shares of common stock to various directors and consultants at $1.25 per share, which approximated the trading price when the shares were issued, for a total value of $56,250. These shares were issued pursuant to an equity incentive plan that the Company has in place.

On August 24, 2005 the Company issued 500,000 shares of Regulation S common stock to a consultant for investor relation services at $1.33 per share, which approximated the trading price when the shares were issued, for a total value of $665,000.

On September 9, 2005, the board of directors resolved to issue and transfer 5,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. There is no time limit as to when the trustee has to sell the shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at its request. Accordingly, those shares of common stock have not been recorded as issued and outstanding on the

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2005

8.

COMMON STOCK (cont’d…)

consolidated balance sheet during the period ended December 31, 2005. Effective August 1, 2005, the trustee fee was increased to 5% of the selling value of the shares of common stock.

In conjunction with the above, the Company entered into an agreement with a third party for investor relations services whereby the third party is entitled to receive a fee equal to 47% of the selling value of the shares of common stock.  Additionally, the third party is entitled to receive, on a one-time basis only, 250,000 shares of common stock which was delivered upon execution of this agreement dated November 15, 2004. These shares were valued at $1.24 per share for a total value of $308,945. The shares were issued on February 9, 2005. Further, during March and August of 2005, the third party received at total of 505,000 shares of common stock for investor relations services. 5,000 shares were valued at $1.88 per share for a total value of $9,418 and 500,000 shares were valued at $1.33 per share for a total value of $665,000. All issues approximated the trading price when the shares were issued.  This agreement was terminated at the end of July 2005.

Subsequently, the Company engaged a third party for investor relations services whereby the third party receives a fee equal to 43% of the selling value of the shares of common stock.

To date, 3,468,058 shares of common stock had been issued by the trustee for proceeds of $1,573,069 (net of issue costs).

On October 24, 2005, the Company issued 20,000 shares of common stock to a director of Tru Oiltech, Inc. in consideration of engineering services provided the Company. The weighted average of the share price of the Company was $1.26 for the 5 trading days prior to the issuance of the shares.  Consulting expense of $25,184 was recognized as the fair market value of the shares. These shares were issued pursuant to an equity incentive plan that the Company has in place.

Stock options

As at December 31, 2005 and 2004, there were no stock options outstanding.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Balance as at December 31, 2003	168,000	US$0.30
Issued	46,900	US$0.35
Exercised	(168,000)	(US$0.30)

Balance as at December 31, 2004	46,900	US$0.35
Issued	-	-
Exercised / cancelled	(46,900)	(US$0.35)

Balance as at December 31, 2005	-	-

At December 31, 2005, there were no share purchase warrants were outstanding.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2005

9.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2005	2004

Loss before income taxes	$ (1,483,000)	$ (779,053)

Expected income tax recovery	$ (519,050)	$ (272,669)
Non-deductible charges	-	-
Unrecognized benefit of operating loss carry-forwards	519,050	272,669

Income tax recovery	$ -	$ -

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

2005

Deferred tax asset:
Income tax benefit of operating loss carry-forwards	$ 2,337,253
Valuation allowance	(2,337,253)

Net deferred tax asset	$ -

The Company has approximately $4,868,624 of operating loss carry-forwards, which expire in various periods beginning in 2003 to 2012. The availability of certain operating loss carry-forwards for income tax purposes is subject to certain restrictions because there was a change in control of the Company in 2001.

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

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2005

12.

STRATEGIC ALLIANCE AGREEMENT

In April 2005, the Company entered into an agreement with UTEK Corporation (“UTEK”) whereby the Company retained UTEK to search for technologies at universities and research institutions that the Company may wish to acquire, for a period of one year, in exchange for 120,000 shares of unregistered common stock valued at $1.00 per share. The shares vest at 10,000 shares per month. Unvested shares are reflected as prepaid expenses.

13.         AMALGAMATION AGREEMENT

The Company and Rival Technologies, Inc (“Rival Nevada”) have agreed to amalgamate and merge pursuant to an agreement dated September 6, 2005. Rival Nevada was incorporated in the state of Nevada on September 2, 2005, and was an inactive and wholly-owned subsidiary of the Company at the time of the amalgamation and merger. The provisions of the agreement provide for the company to have its jurisdiction in the State of Nevada. All issued and outstanding shares of the Company shall remain outstanding. The amalgamation took effect on October 14, 2005.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report on Form 8-K, dated April 6, 2006 and filed April 12, 2006, we reported that our independent auditors, Dohan and Company, CPA=s, P.A. declined to stand for re-election.  We engaged Kyle L. Tingle, CPA, LLC to serve as our independent auditors on April 7, 2006.  However, on June 15, 2006, we filed a current report on Form 8-K, dated June 9, 2006, that disclosed that we had dismissed Kyle L. Tingle, CPA, LLC and engaged Dohan and Company, CPA=s, P.A., as our independent auditors.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Financial Officer who also is our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, she concluded that our disclosure controls and procedures were not effective.  Her evaluation identified a weakness in our disclosure controls and procedures with respect to timely gathering of information and processing of that information to allow timely filing of our reports.  Management is taking steps to implement appropriate corrective action including, returning to our former independent accounting firm to complete our year end and interim financial statements.  Management is also establishing accelerated time tables for the gathering and processing of financial and non-financial information required for our reports.

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

Name	Age	Position Held	Director Since

Robin J. Harvey	48	President, Chief Financial Officer	December 2003
		Secretary/Treasurer and Director

Ms. Robin J. Harvey has been a director and officer of Rival Technologies since December 2003.  During 2001 she was appointed President of Mytravelguide.com, Inc., a reporting company trading on the NASD OTC Bulletin Board.  She resigned from that position in September 2001 due to the merger and change of control of that company. Ms. Harvey has over 10 years experience in sales and marketing and has worked for AVIS Rent a Car and Club Med Sales.  Her duties included establishing new business, territory management and development and expansion of Aon-line@ marketing relationships, as well as promotional development, operational budgets, media buying and planning for the region.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual	All
Name and		Compensation	Other
Principal Position	Year	Salary	Compensation

Robin J. Harvey	2005	$ 6,000	$ 10,100	(1)
President , CFO	2004	0	0
Sec./Treas.	2003	0	0

Piero D. Guglielmi	2005	$0	$ 10,100	(1)
Former Secretary	2004	0	0
	2003	0	0

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	0	0	4,935,000
Total	0	$ 0.00	4,935,000

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially 5% or more of our outstanding common stock and ownership of our management.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 46,506,200 shares of common stock outstanding as of January 31, 2007.

CERTAIN BENEFICIAL OWNERS

Name and Address of	Number of Shares of
Beneficial Owners	Common Stock	Percentage of Class

Rockridge Capital Corp.	21,640,000	46.5%
1 Beim Antonskraiz
Bridel 8116, Luxembourg

MANAGEMENT

Name and Address of	Number of Shares
Beneficial Owners	Common Stock	Percentage of Class

Robin J. Harvey	3,500	Less than 1%
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

Chief Financial Officer Certification

32.1

Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed or accrued for each of the last two fiscal years by our principal accountants, Dohan & Company, CPA=s PA, in connection with the audit of our financial statements and other professional services rendered by that firm.

	2005	2004
Audit fees	$ 22,495	$ 21,808
Audit-related fees	0	0
Taxes	0	0
All other fees	$ 0	$ 0

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

Date: February 1, 2007

RIVAL TECHNOLOGIES, INC.

By:  /s/ Robin J. Harvey

       Robin J. Harvey

       President, CFO, Secretary/Treasurer and Director

30