Form 10QSB/A
period 2006-03-31
RIVAL TECHNOLOGIES INC
filed 2007-05-01
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

[Mark One]

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

From the transition period from         to

Commission File No. 000-49900

RIVAL TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2114971 (IRS Employer Identification No.)

3155 East Patrick Lane, Suite 1, Las Vegas, Nevada 89120

(Address of principal executive offices)

Issuer's telephone number: (866) 694-2803

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [   ]   No  [X ]

Quarterly report for the six month period ended June 30, 2006

Quarterly report for the nine month period ended September 30, 2006

Annual report for the year ended December 31, 2006

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [   ]   No [X]

As of March 2, 2007, Rival Technologies, Inc. had a total of 46,581,128 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

EXPLANATORY NOTE

This amended 10-QSB includes revised unaudited financial statements for the three month periods ended March 31, 2006 and 2005 and the financial item disclosures have been amended accordingly.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

20

Item 3. Controls and Procedures

21

PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 6.  Exhibits

22

Signatures

22

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

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(Expressed in Canadian dollars)

MARCH 31, 2006

CONTENTS

Consolidated Balance Sheet – (Unaudited)

4

Consolidated Statements of Operations and Other Comprehensive Income (Loss)– (Unaudited)

5

Consolidated Statements of Stockholders’ Equity (Deficiency in Assets) – (Unaudited)

6

Consolidated Statements of Cash Flows – (Unaudited)

9

Notes to Consolidated Financial Statements – (Unaudited)

10

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET – (Unaudited)

(Expressed in Canadian dollars)

MARCH 31, 2006

ASSETS

Current
Cash and cash equivalents	$ 686,561
Receivables, net	8,623
Prepaid expenses	10,583
Deferred income taxes, less valuation allowance of $2,431,997	-

Total current assets	705,767

Equipment , net (Note 3)	5,273

Intangible property	4,000

Total assets	$ 715,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable	$ 35,355
Promissory note payable	5,575

Total current liabilities	40,930

Commitments and Contingencies (Notes 4 & 5)	-

Minority interest in Subsidiary	(27,282)
(27,282)
Stockholders’ equity
Common stock
Authorized
100,000,000 common shares without par value
Issued and outstanding
45,227,769 common shares	14,539,863
Additional paid-in capital	651,544
Accumulated other comprehensive income	(12,201)
Deficit accumulated during the development stage	(7,245,326)
Deficit	(7,232,488)

Total stockholders’ equity	701,392

Total liabilities and stockholders’ equity	$ 715,040

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) – (Unaudited)

(Expressed in Canadian dollars)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to March 31, 2006
EXPENSES
Accounting and legal	$ 2,251	$ 9,372	$ 199,207
Amortization of beneficial conversion feature	-	23,625	82,622
Conference	7,010	-	7,010
Consulting	111,258	4,494	593,290
Depreciation	508	438	3,935
Finders’ fees	-	-	665,000
Investor relations	54,684	19,086	541,654
Office and miscellaneous	3,613	8,025	51,562
Management and director fees	3,468	3,650	42,906
Regulatory fees	2,219	8,617	54,824
Rent	2,325	2,850	26,752
Research and development	-	36,955	292,457
Stockholder costs	-	3,765	7,899
Telephone and utilities	1,253	1,850	11,238
Travel and related	9,552	862	37,132
Website design and maintenance	433	86	3,402

Loss before other items	(198,574)	(123,675)	(2,620,890)

OTHER ITEMS
Impairment of intangible property	-	-	(4,550,000)
Interest expense	-	(3,068)	(21,564)
Interest income	30	22	199

	30	(3,046)	(4,571,365)

Loss before income taxes and minority interest	(198,544)	(126,721)	(7,192,255)

Provision for income taxes	-	-	-

Net loss before minority interest	(198,544)	(126,721)	(7,192,255)

Minority interest	15,730	-	31,282

Net loss	(182,814)	(126,721)	(7,160,973)

Other comprehensive income (loss)
Foreign exchange gain (loss)	5,354	(21,717)	(84,353)

Comprehensive loss for period	$ (177,460)	$ (148,438)	$ (7,245,326)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding – basic
Diluted	43,944,239	43,818,564

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSESTS) – (Unaudited)

(Expressed in Canadian Dollars)

	Common stock			Share Subscriptions			Deficit Accumulated During the		Total
	Number (as restated Note 13)	Amount (as restated Note 13)	Additional Paid-in Capital	Received in Advance (as restated Note 13)	Obligation to Issue Shares (as restated Note 13)	Accumulated Other Comprehensive Income	Development Stage (as restated Note 13)	Deficit	Stockholders’ Equity (as restated Note 13)

Balance, April 1, 2003
(beginning of development stage)	6,283,934	$ 7,008,249	$ 105,000	$ -	$ -	$ -	$ -	$ (7,232,488)	$ (119,239)

Common stock issued for intangible property at $0.001 per share, May 2003	35,000,000	4,550,000	-	-	-	-	-	-	4,550,000
Common stock issued on exercise of warrants at $0.15 per share, July 2003	70,000	10,500	-	-	-	-	-	-	10,500
Common stock issued for services at $0.24 per share, August 2003	1,061,000	255,670	-	-	-	-	-	-	255,670
Common stock issued for cash at US$0.20 per share, November 2003	168,000	45,558	-	-	-	-	-	-	45,558
Settlement of accounts payable to an officer of the Company	-	-	54,744	-	-	-	-	-	54,744
Share subscriptions received, December 2003	-	-	-	1,948	-	-	-	-	1,948
Loss for the period	-	-	-	-	-	-	(4,805,813)	-	(4,805,813)

Balance, December 31, 2003	42,582,934	11,869,977	159,744	1,948	-	-	(4,805,813)	(7,232,488)	(6,632)

Common stock issued for cash at US$0.25 per share, June 2004	46,900	15,609	-	(1,948)	-	-	-	-	13,661
Settlement of convertible debentures, June 2004	30,000	13,729	-	-	-	-	-	-	13,729
Beneficial conversion feature of convertible debentures, June 2004	-	-	94,300	-	-	-	-	-	94,300
Contributed capital on settlement of account payable, Jun 2004	-	-	7,500	-	-	-	-	-	7,500
Common stock issued on exercise of warrants at US$0.30 per share, December 2004	168,000	66,075	-	-	-	-	-	-	66,075
Common stock issued, net of issue
costs, December 2004	182,399	110,039	-	-	-	-	-		110,039
Obligation to issue 250,000 shares of
common stock	-	-	-	-	308,945	-		-	308,945
Loss for the period	-	-	-	-	-	-	(779,053)	-	(779,053)

Balance, December 31, 2004	43,010,233	$ 12,075,429	$ 261,544	$ -	$ 308,945	$ -	$ (5,584,866)	$ (7,232,488)	$ (171,436)

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSESTS) – (Unaudited)

 (Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions		Accumulated Other	Deficit Accumulated During the		Total
	Number	Amount	Paid-in Capital	Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Stockholders’ Equity

Continued…

Balance, December 31, 2004	43,010,233	$ 12,075,429	$ 261,544	$ -	$ 308,945	$ -	$ (5,584,866)	$ (7,232,488)	$ (171,436)

Reg S Common stock issued for cash at $1.40 per share, January 2005	405,464	567,080	-	-	-	-	-	-	567,080
Selling expenses of Reg S stock, January 2005	-	(286,610)	-	-	-	-	-	-	(286,610)
Reg S Common stock issued for cash at $1.74 per share, February 2005	574,850	1,001,855	-	-	-	-	-	-	1,001,855
Selling expenses of Reg S stock, February 2005	-	(507,431)	-	-	-	-	-	-	(507,431)
Reg S Common stock issued for services at $1.24 per share, February 2005	250,000	308,945	-	-	(308,945)	-	-	-	-
Common stock issued on exercise of warrants at $0.43 per share, February 2005	10,000	4,345	-	-	-	-	-	-	4,345
Reg S Common stock issued for cash at $1.91 per share, March 2005	226,400	431,849	-	-	-	-	-	-	431,849
Selling expenses of Reg S stock, March 2005	-	(257,767)	-	-	-	-	-	-	(257,767)
Reg S Common stock issued for services at $1.88 per share, March 2005	5,000	9,418	-	-	-	-	-	-	9,418
Common stock issued on exercise of warrants at $0.40 per share, March 2005	9,900	3,984	-	-	-	-	-	-	3,984
Common stock issued for services at $1.00 per share, April 2005	120,000	120,000	-	-	-	-	-	-	120,000
Common stock issued on exercise of warrants at $0.43 per share, April 2005	5,000	2,135	-	-	-	-	-	-	2,135
Common stock returned to treasury and Cancelled at $0.13 per share, April 2005	(3,000,000)	(390,000)	390,000	-	-	-	-	-	-
Reg S Common stock issued for cash at $1.64 per share, May 2005	177,887	291,540	-	-	-	-	-	-	291,540
Selling expenses of Reg S stock, May 2005	-	(148,437)	-	-	-	-	-	-	(148,437)
Reg S Common stock issued for cash at $1.71 per share, June 2005	190,500	325,242	-	-	-	-	-	-	325,242
Selling expenses of Reg S stock, June 2005	-	(168,391)	-	-	-	-	-	-	(168,391)
Reg S Common stock issued for cash at $0.97 per share, July 2005	24,752	23,886	-	-	-	-	-	-	23,886
Selling expenses of Reg S stock, July 2005	-	(12,218)	-	-	-	-	-	-	(12,218)
Common stock issued for services at $1.25 per share, July 2005	45,000	56,250	-	-	-	-	-	-	56,250

Balance brought forward	42,054,986	$ 13,451,104	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,232,488)	$ 1,285,294

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS) – (Unaudited)

 (Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions		Accumulated Other	Deficit Accumulated During the		Total
	Number	Amount	Paid-in Capital	Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Stockholders’ Equity

Continued…

Balance brought forward	42,054,986	$ 13,451,104	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,232,488)	$ 1,285,294
Reg S Common stock issued for cash at $0.92 per share, August 2005	234,748	215,787	-	-	-	-	-	-	215,787
Selling expenses of Reg S stock, August 2005	-	(105,764)	-	-	-	-	-	-	(105,764)
Reg S Common stock issued for services at $1.33 per share, August 2005	500,000	665,000	-	-	-	-	-	-	665,000
Reg S Common stock issued for cash at $1.00 per share, September 2005	293,359	294,678	-	-	-	-	-	-	294,678
Selling expenses of Reg S stock, September 2005	-	(272,093)	-	-	-	-	-	-	(272,093)
Reg S Common stock issued for cash at $0.90 per share, October 2005	153,450	138,706	-	-	-	-	-	-	138,706
Selling expenses of Reg S stock, October 2005	-	(97,569)	-	-	-	-	-	-	(97,569)
Common stock issued for services at $1.26 per share, October 2005	20,000	25,184	-	-	-	-	-	-	25,184
Reg S Common stock issued for cash at $0.71 per share, November 2005	195,349	139,607	-	-	-	-	-	-	139,607
Selling expenses of Reg S stock, November 2005	-	(97,922)	-	-	-	-	-	-	(97,922)
Reg S Common stock issued for cash at $0.63 per share, December 2005	53,900	34,203	-	-	-	-	-	-	34,203
Selling expenses of Reg S stock, December 2005	-	(46,417)	-	-	-	-	-	-	(46,417)
Foreign currency translation adjustments	-	-	-	-	-	(27,938)	-	-	(27,938)

Loss for the period	-	-	-	-	-	-	(1,483,000)	-	(1,483,000)
Balance, December 31, 2005	43,505,792	14,344,504	651,544	-	-	(27,938)	(7,067,866)	(7,232,488)	667,756
Reg S Common stock issued for cash at $0.54 per share, January 2006	177,700	95,600	-	-	-	-	-	-	95,600
Selling expenses of Reg S stock, January 2006	-	(47,108)	-	-	-	-	-	-	(47,108)
Reg S Common stock issued for cash at $0.42 per share, February 2006	332,197	139,300	-	-	-	-	-	-	139,300
Selling expenses of Reg S stock, February 2006	-	(69,318)	-	-	-	-	-	-	(69,318)
Reg S Common stock issued for cash at $0.42 per share, March 2006	1,212,080	506,372	-	-	-	-	-	-	506,372
Selling expenses of Reg S stock, March 2006	-	(429,487)	-	-	-	-	-	-	(429,487)

Foreign currency translation adjustments	-	-	-	-	-	15,737	-	-	15,737

Loss for the period	-	-	-	-	-	-	(177,460)	-	(177,460)

Balance, March 31, 2006	45,227,769	$ 14,539,863	$ 651,544	$ -	$ -	$ (12,201)	$ (7,245,326)	$ (7,232,488)	$ 701,392

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(Expressed in Canadian dollars)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for period	$ (182,814)	$ (126,721)	$ (7,160,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	-	23,625	82,622
Depreciation	508	438	3,935
Shares issued for services	-	9,417	1,377,147
Impairment of intangible property	-	-	4,550,000
Minority interest	(15,730)	-	(31,282)
Changes in assets and liabilities:
(Increase) in receivables	(5,528)	(4,304)	(8,623)
(Increase) decrease in prepaid expenses	29,487	(6,000)	52,737
Increase (decrease) in accounts payable	(68,871)	5,688	(23,687)
Net cash used in operating activities	(242,948)	(97,857)	(1,158,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture	-	-	24,967
Promissory note payable	-	-	5,575
Proceeds from issuance of common stock, net of issue costs	195,359	993,460	1,917,418
Stock subscriptions received	-	-	-
Net cash provided by financing activities	195,359	993,460	1,947,960

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,806)	(9,208)
Net cash used in investing activities	-	(2,806)	(9,208)

Effect of exchange rate changes on cash	21,091	(21,717)	(96,554)

Change in cash and cash equivalents during period	(26,498)	871,080	684,074

Cash and cash equivalents, beginning	713,059	62,611	2,487

Cash and cash equivalents, ending	$ 686,561	$ 933,691	$ 686,561

Supplemental disclosure with respect to cash flows
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-
Settlement of accounts payable to an officer of the Company	-	-	54,744
Shares issued to acquire intangible property	-	-	4,550,000
Shares issued for services	-	9,418	1,377,147
Shares issued to settle convertible debenture and accrued
interest payable	-	-	13,729
Beneficial conversion feature recorded as additional paid-in
capital	-	-	94,300
Shares issued for subscriptions received in advance from a prior year	-	-	-
Contributed capital on settlement of accounts payable	-	-	7,500

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

MARCH 31, 2006

1.

OPERATIONS AND GOING CONCERN

Nature of business:

Rival is incorporated under the laws of the State of Nevada as a result of its amalgamation and merger between Rival Technologies, Inc. a British Columbia Company (“Rival BC”) and Rival Technologies, Inc. a Nevada Company.  Tru Oiltech, Inc. was organized on September 20, 2005, under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

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

On October 31, 2005, Rival Technologies incorporated TRU Oiltech, Inc, a Nevada corporation (“TRU Oiltech”) for the purpose of acquiring, developing and marketing the TRU Oiltech technology.  On October 31, 2005, Rival Technologies received 6,000,000 shares of TRU Oiltech common stock and the owners of the technology received 4,000,000 shares of TRU Oiltech.  As a result TRU Oiltech is a majority owned subsidiary of Rival Technologies.

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

March 31, 2006

Working capital	$ 664,837
Deficit accumulated during the development stage	(7,245,326)
Deficit	(7,232,488)

All amounts are expressed in Canadian dollars except for certain per share amounts denoted in United States dollars (“US$”).

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

MARCH 31, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Rival Technologies, Inc. for the year ended December 31, 2005. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

MARCH 31, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Research and development

Research and development costs are expensed as incurred. Research and development costs charged to expense were zero and $36,955 for the three months ended March 31, 2006 and 2005, respectively.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

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

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

MARCH 31, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

MARCH 31, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

New accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and 140. This statement establishes, among other things, the accounting for certain derivatives embedded in other financial instruments, which are referred to as hybrid financial instruments. The statement simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company has reviewed this new pronouncement and does not think this is applicable to the Company and does not anticipate that this statement will have a material impact to the Company’s financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value. An entity that uses derivative instruments to mitigate the risk inherent in servicing assets and liabilities may carry servicing assets and liabilities at fair value. The statement is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 or January 1, 2007 The Company has reviewed this new pronouncement and does not think this is applicable to the Company and does not anticipate that this statement will have a material impact to the Company’s financial condition, results of operations or cash flows.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.   The provisions of SFAS 157 will be effective for the Company beginning January 1, 2007.  The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires an employer with publicly traded equity securities to recognize the funded status of a benefit plan and the related disclosure requirements. The Company has reviewed this new pronouncement and does not think this is applicable to the Company and does not anticipate that this statement will have a material impact to the Company’s financial condition, results of operations or cash flows.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

MARCH 31, 2006

3.

EQUIPMENT

March 31, 2006
	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$ 3,811	$ 1,639	$ 2,172
Computer equipment	5,397	2,296	3,101
	$ 9,208	$ 3,935	$ 5,273

Depreciation expense was $508 and $438 for the three months ended March 31, 2006 and 2005, respectively.

4.

INTANGIBLE PROPERTY

The Company is committed to provide M.A. Turbo with $230,000 (unpaid) in development and marketing funds to complete the CWI Technology for the automotive transportation industry plus $100,000 for its 20% interest in the CWI Technology for the marine industry. At December 31, 2004, the Company had not incurred any costs related to these commitments.

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

 RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

MARCH 31, 2006

5.

BUSINESS COMBINATION

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech, Inc. (See Note 4). The purpose of the business combination was to acquire a majority interest in the new technology for reducing diesel emissions (See Note 1).  The agreement provides that the Company be issued 6,000,000 shares of Tru Oiltech, Inc. valued at .001 per share.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date. Tru Oiltech, Inc. according issued 6,000,000 to the Company making it a 60% - Majority Shareholder. The agreement also provides that the Company will provide additional financing of $150,000. As of March 31, 2006 the Company had advanced $99,703 toward that financing.

6.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $5,575 to a former director of the Company.  The note is unsecured, non-interest bearing and payable on demand.  The Company intends to redeem the promissory note in the near future. Consequently, it is classified as current liability in the balance sheet.

7.

COMMON STOCK

On September 9, 2005, the board of directors resolved to issue and transfer 5,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. There is no time limit as to when the trustee has to sell the shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at its request. Accordingly, those shares of common stock have not been recorded as issued and outstanding on the consolidated balance sheet during the period ended March 31, 2006. Effective August 1, 2005 the trustee fee was increased to 5% of the selling value of the shares of common stock.

In conjunction with the above, the Company entered into an agreement with a third party for investor relations services whereby the third party is entitled to receive a fee equal to 47% of the selling value of the shares of common stock.  Additionally, the third party is entitled to receive, on a one-time basis only, 250,000 shares of common stock which was delivered upon execution of this agreement dated November 15, 2004. These shares were valued at $1.24 per share for a total value of $308,945. The shares were issued on February 9, 2005. Further, during March and August of 2005, the third party received a total of 505,000 shares of common stock for investor relations services. 5,000 shares were valued at $1.88 per share for a total value of $9,418 and 500,000 shares were valued at $1.33 per share for a total value of $665,000. All issues approximated the trading price when the shares were issued.  This agreement was terminated at the end of July 2005.

Subsequently, the Company engaged a third party for investor relations services whereby the third party receives a fee equal to 43% of the selling value of the shares of common stock.

To date, 5,190,035 shares of common stock had been issued by the trustee for proceeds of $2,752,575 (net of issue costs).

On July 6, 2005, the Company issued 45,000 shares of common stock to various directors and consultants at $1.25 per share for a total value of $56,250 which approximated the trading price when the shares were issued. These shares were issued pursuant to an equity incentive plan that the Company has in place.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

MARCH 31, 2006

7.

COMMON STOCK (cont’d)

On October 24, 2005, the Company issued 20,000 shares of common stock to a director of Tru Oiltech, Inc. in consideration of engineering services provided the Company. The weighted average of the share price of the Company was $1.2592 for the 5 trading days prior to the issuance of the shares.  Consulting expense of $25,184  as recognized as the fair market value of the shares. These shares were issued pursuant to an equity incentive plan that the Company has in place.

Stock options

As March 31, 2006 and 2005, there were no stock options outstanding.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Balance as at December 31, 2003	168,000	US$0.30
Issued	46,900	US$0.35
Exercised	(168,000)	(US$0.30)

Balance as at December 31, 2004	46,900	US$0.35
Issued	-	-
Exercised / cancelled	(46,900)	(US$0.35)

Balance as at December 31, 2005	-	-

Balance as at March 31, 2006

At March 31, 2006 and 2005, there were no share purchase warrants outstanding.

8.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	March 31, 2006	March 31, 2005

Loss before income taxes	$ (198,544)	$ (126,721)

Expected income tax recovery	$ (69,490)	$ (44,352)
Non-deductible charges	-	-
Unrecognized benefit of operating loss carry forwards	69,490	44,352

Income tax recovery	$ -	$ -

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

MARCH 31, 2006

8.

INCOME TAXES (cont’d)

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

March 31, 2006

Deferred tax asset:
Income tax benefit of operating loss carry forwards	$ 2,431,997
Valuation allowance	(2,431,997)

Net deferred tax asset	$ -

The Company has approximately $5,066,660 of operating loss carry-forwards, which expire in various periods through 2025. The availability of certain operating loss carry-forwards for income tax purposes is subject to certain restrictions due to Section 382 because there was a change in control of the Company in 2001.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

9.

SEGMENT INFORMATION

The Company operates in one reportable segment, being the diesel technology industry, in Canada and the United States of America.

10.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities, promissory note payable and convertible debentures. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

11.

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

12.

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

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

MARCH 31, 2006

13.

COMPARATIVE FIGURES

In April 2005, three million common shares issued at $0.13 per share totaling $390,000 were cancelled and returned to Treasury.  Comparative figures for the period have been restated.

14.

SUBSEQUENT EVENTS

There was no litigation outstanding against the Company or its subsidiary as at March 31, 2006”.  There were no subsequent events due to the Balance Sheet date that would materially affect the financial position of the Company as at March 31, 2006.

In this report references to “Rival” “Rival Technologies “we,” “us,” and “our” refer to Rival Technologies Inc.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”), in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements.  These statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a holding company operating on a consolidated basis with our majority-owned subsidiary, TRU Oiltech, Inc., and our wholly-owned subsidiary, CWI Technology, Inc.   These subsidiaries are development stage companies engaged in the business of developing technologies related to diesel engines and oil and gas.  Our subsidiaries are in the initial testing phase of their technologies and have not launched operations for licensing, marketing or production of these technologies.

We have not recorded consolidated revenue from ongoing operations for the past two years and have relied on equity transactions to fund development of our business plan.  We anticipate that equity financings will be our primary source of funding for the next twelve months.

CWI Technology, Inc. develops and markets the CWI Technology a diesel engine technology for the automotive transportation industry called Continuous Water Injection technology.  This technology is a continuous water injection system designed to reduce harmful nitrogen oxide and smoke emissions, improve fuel efficiency and provide cleaner operations of diesel engines.

TRU Oiltech, Inc. develops and markets the TRU Oiltech technology.  This technology is a mild thermal reagent-based upgrading process added to heavy crude oil and oil sands bitumen in order to improve viscosity for transfer in pipeline systems.  Management believes this process could reduce costs for oil producers that transfer millions of barrels of heavy crude each day.

Our challenge for the next twelve months will be to obtain financing to develop our subsidiaries’ technologies to a commercially viable application and then market them to customers.  However, our subsidiaries may be unable to develop each technology to a point where it satisfies the needs of the market.  In that case our subsidiaries may have to research and develop other applications or we may need to abandon our business plans.

Plan of Operation

Our auditors have expressed concern that our continued existence is dependent upon our ability to raise substantial capital, maintain adequate financing arrangements and to generate profitable operations in the future.  Management believes that equity funding will provide cash for operations for the next twelve months and we are actively raising funds through equity transactions to proceed with the development of the technologies our subsidiaries have acquired.

During 2005 and the three month period ended March 31, 2006 (the “2006 first quarter”), we relied on the sale of shares of common stock to meet our cash requirements.  During the 2006 first quarter we sold 1,721,977 shares in a Regulation S offering and realized net proceeds of $195,359.  Regulation S provides for the offers and sales of restricted securities outside of the United States.  These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.  We will receive the net proceeds from the sale of these shares and any shares of common stock not sold by the trustee will be returned to us upon our request.

Our consolidated cash position at March 31, 2006, was $686,561, but we have not recorded revenue from operations for the past two fiscal years.  We had consolidated expenses of $198,574 for the 2006 first quarter and recorded a net loss of $182,814 for the 2006 first quarter.  During the 2006 first quarter our subsidiaries did not spend funds on research and development of their technologies, but we anticipate that they will finance further development of the technologies in the future.

We do not expect to hire any employees until we begin marketing our technologies.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure.  Our Chief Financial Officer who is also our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, she concluded that our disclosure controls and procedures were not effective.  Her evaluation identified a weakness in our disclosure controls and procedures with respect to timely gathering of information and processing of that information to allow timely filing of our reports.  We changed our independent accounting firm in April of 2006, but our financial information was not timely prepared and in June 2006 we returned to our former independent accounting firm in order to complete the filing of our past due reports.  The change of accounting firms further delayed the filing of our reports.  Management is taking steps to implement accelerated time tables for the gathering and processing of financial and non-financial information to prevent late filings in the future.

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

We initiated a Regulation S offering of 10,000,000 shares in April, 2004 and during the three month period ended March 31, 2006 we sold an aggregate of 1,721,977 Regulation S shares of common stock for total proceeds of

$741,272, less selling expenses of $545,913.  We relied on an exemption from registration provided by Section 903 of Regulation S.  All sales are offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

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

/s/RIVAL TECHNOLOGIES, INC.

Registrant

Date: April 30, 2007

By:  /s/ Robin J. Harvey

          Robin J. Harvey

          President, Chief Financial Officer, Treasurer

          and Director