Form 10QSB/A
period 2006-06-30
RIVAL TECHNOLOGIES INC
filed 2007-05-01
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For quarterly period ended June 30, 2006

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

Annual report for year ended December 31, 2006

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

(Expressed in Canadian dollars)

JUNE 30, 2006

CONTENTS

Consolidated Balance Sheet  (Unaudited)

4

Consolidated Statements of Operations and Other Comprehensive Income (Loss) – (Unaudited)

5

Consolidated Statements of Stockholders’ Equity (Deficiency in Assets) – (Unaudited)

6

Consolidated Statements of Cash Flows – (Unaudited)

10

Notes to Consolidated Financial Statements – (Unaudited)

11

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET – (Unaudited)

(Expressed in Canadian dollars)

JUNE 30, 2006

ASSETS

Current
Cash and cash equivalents	$ 611,072
Receivables, net	11,606
Prepaid expenses	783
Deferred income taxes, less valuation allowance of $2,487,666	-

Total current assets	623,461

Equipment, net (Note 3)	4,764

Intangible property	4,000

Total assets	$ 632,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable	$ 24,063
Promissory note payable	5,575

Total current liabilities	29,638

Commitments and Contingencies (Notes 4 & 5)	-

Minority interest in Subsidiary	(42,422)

Stockholders’ equity
Common stock
Authorized
100,000,000 common shares without par value
Issued and outstanding
46,581,128 common shares	14,593,070
Additional paid-in capital	651,544
Accumulated other comprehensive income	3,968
Deficit accumulated during the development stage	(7,371,085)
Deficit	(7,232,488)

Total stockholders’ equity	645,009

Total liabilities and stockholders’ equity	$ 632,225

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) – (Unaudited)

(Expressed in Canadian dollars)

	Three-Month Period Ended June 30, 2006	Three-Month Period Ended June 30, 2005	Six-Month Period Ended June 30, 2006	Six-Month Period Ended June 30, 2005	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to June30, 2006
EXPENSES
Accounting and legal	$ 20,213	$ 21,963	$ 22,464	$ 31,335	$ 219,421
Amortization of beneficial conversion feature	-	7,875	-	31,500	82,622
Conference	-	-	7,010	-	7,010
Consulting	76,953	29,674	188,211	34,168	670,243
Depreciation	509	509	1,017	947	4,444
Finders’ fees	-	-	-	-	665,000
Investor relations	625	13,969	55,309	33,155	542,279
Office and miscellaneous	7,333	5,730	10,946	13,123	58,895
Management and director fees	1,683	3,720	5,151	7,370	44,589
Regulatory fees	4,165	9,363	6,384	17,980	58,989
Rent	2,274	3,757	4,599	6,607	29,026
Research and development	-	49,537	-	86,492	292,457
Stockholder costs	-	1,735	-	5,401	7,899
Telephone and utilities	1,195	806	2,448	2,656	12,433
Travel and related	(1,594)	1,256	7,958	2,118	35,538
Website design and maintenance	3,223	85	3,656	171	6,624

Loss before other items	(116,579)	(149,979)	(315,153)	(273,023)	(2,737,469)

OTHER ITEMS
Impairment of intangible property	-	-	-	-	(4,550,000)
Interest expense	-	(6,041)	-	(9,740)	(21,564)
Interest income	93	89	123	111	292

	93	(5,952)	123	(9,629)	(4,571,272)
Loss before income taxes and
minority interest	(116,486)	(155,931)	(315,030)	(282,652)	(7,308,741)

Provision for income taxes	-	-	-	-	-

Net loss before minority interest	(116,486)	(155,931)	(315,030)	(282,652)	(7,308,741)

Minority interest	15,140	-	30,870	-	46,422

Net loss	(101,346)	(155,931)	(284,160)	(282,652)	(7,262,319)

Other comprehensive income (loss)
Foreign exchange loss	(24,413)	(57,526)	(19,059)	(79,243)	(108,766)

Comprehensive loss for period	$ (125,759)	$ (213,457)	$ (303,219)	$ (361,895)	$ (7,371,085)
Basic and diluted net
loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common
Shares outstanding – basic - diluted	45,058,011	43,011,634	45,058,011	43,011,634

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSESTS) – (Unaudited)

(Expressed in Canadian Dollars)

	Common stock			Share Subscriptions			Deficit Accumulated During the
	Number (as restated Note 13)	Amount (as restated Note 13)	Additional Paid-in Capital	Received in Advance (as restated Note 13)	Obligation to Issue Shares (as restated Note 13)	Accumulated Other Comprehensive Income	Development Stage (as restated Note 13)	Deficit	Total Shareholders’ Equity (as restated Note 13)

Balance, April 1, 2003
(beginning of development stage)	6,283,934	$ 7,008,249	$ 105,000	$ -	$ -	$ -	$ -	$ (7,232,488)	$ (119,239)

Common stock issued for intangible property at $0.001 per share, May 2003	35,000,000	4,550,000	-	-	-	-	-	-	4,550,000
Common stock issued on exercise of warrants at $0.15 per share, July 2003	70,000	10,500	-	-	-	-	-	-	10,500
Common stock issued for services at $0.24 per share, August 2003	1,061,000	255,670	-	-	-	-	-	-	255,670
Common stock issued for cash at US$0.20 per share, November 2003	168,000	45,558	-	-	-	-	-	-	45,558
Settlement of accounts payable to an officer of the Company	-	-	54,744	-	-	-	-	-	54,744
Share subscriptions received, December 2003	-	-	-	1,948	-	-	-	-	1,948
Loss for the period	-	-	-	-	-	-	(4,805,813)	-	(4,805,813)

Balance, December 31, 2003	42,582,934	11,869,977	159,744	1,948	-	-	(4,805,813)	(7,232,488)	(6,632)

Common stock issued for cash at US$0.25 per share, June 2004	46,900	15,609	-	(1,948)	-	-	-	-	13,661
Settlement of convertible debentures, June 2004	30,000	13,729	-	-	-	-	-	-	13,729
Beneficial conversion feature of convertible debentures, June 2004	-	-	94,300	-	-	-	-	-	94,300
Contributed capital on settlement of accounts payable, Jun 2004	-	-	7,500	-	-	-	-	-	7,500
Common stock issued on exercise of warrants at US$0.30 per share, December 2004	168,000	66,075	-	-	-	-	-	-	66,075
Common stock issued, net of issue
costs, December 2004	182,399	110,039	-	-	-	-	-		110,039
Obligation to issue 250,000 shares of
common stock	-	-	-	-	308,945	-	-	-	308,945
Loss for the period	-	-	-	-	-	-	(779,053)	-	(779,053)

Balance, December 31, 2004	43,010,233	$ 12,075,429	$ 261,544	$ -	$ 308,945	$ -	$ (5,584,866)	$ (7,232,488)	$ (171,436)

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSESTS) – (Unaudited)

(Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions		Accumulated Other	Deficit Accumulated During the		Total
	Number	Amount	Paid-in Capital	Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Shareholders’ Equity
Continued…

Balance, December 31, 2004	43,010,233	$ 12,075,429	$ 261,544	$ -	$ 308,945	$ -	$ (5,584,866)	$ (7,232,488)	$ (171,436)
Reg S Common stock issued for cash at $1.40 per share, January 2005	405,464	567,080	-	-	-	-	-	-	567,080
Selling expenses of Reg S stock, January 2005		(286,610)	-	-	-	-	-	-	(286,610)
Reg S Common stock issued for cash at $1.74 per share, February 2005	574,850	1,001,855	-	-	-	-	-	-	1,001,855
Selling expenses of Reg S stock, February 2005		(507,431)	-	-	-	-	-	-	(507,431)
Reg S Common stock issued for services at $1.24 per share, February 2005	250,000	308,945	-	-	(308,945)	-	-	-	-
Common stock issued on exercise of warrants at $0.43 per share, February 2005	10,000	4,345	-	-	-	-	-	-	4,345
Reg S Common stock issued for cash at $1.91 per share, March 2005	226,400	431,849	-	-	-	-	-	-	431,849
Selling expenses of Reg S stock, March 2005		(257,767)	-	-	-	-	-	-	(257,767)
Reg S Common stock issued for services at $1.88 per share, March 2005	5,000	9,418	-	-	-	-	-	-	9,418
Common stock issued on exercise of warrants at $0.40 per share, March 2005	9,900	3,984	-	-	-	-	-	-	3,984
Common stock issued for services at $1.00 per share, April 2005	120,000	120,000	-	-	-	-	-	-	120,000
Common stock issued on exercise of warrants at $0.43 per share, April 2005	5,000	2,135	-	-	-	-	-	-	2,135
Common stock returned to treasury and Cancelled at $0.13 per share, April 2005	(3,000,000)	(390,000)	390,000	-	-	-	-	-	-
Reg S Common stock issued for cash at $1.64 per share, May 2005	177,887	291,540	-	-	-	-	-	-	291,540
Selling expenses of Reg S stock, May 2005		(148,437)	-	-	-	-	-	-	(148,437)
Reg S Common stock issued for cash at $1.71 per share, June 2005	190,500	325,242	-	-	-	-	-	-	325,242
Selling expenses of Reg S stock, June 2005		(168,391)	-	-	-	-	-	-	(168,391)
Reg S Common stock issued for cash at $0.97 per share, July 2005	24,752	23,886	-	-	-	-	-	-	23,886
Selling expenses of Reg S stock, July 2005		(12,218)	-	-	-	-	-	-	(12,218)
Common stock issued for services at $1.25 per share, July 2005	45,000	56,250	-	-	-	-	-	-	56,250
Balance brought forward	42,054,986	$ 13,451,104	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,232,488)	$ 1,285,294

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

 (Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions		Accumulated Other	Deficit Accumulated During the		Total
	Number	Amount	Paid-in Capital	Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Shareholders’ Equity

Continued…

Balance brought forward	42,054,986	$ 13,451,104	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,232,488)	$ 1,285,294

Reg S Common stock issued for cash at $0.92 per share, August 2005	234,748	215,787	-	-	-	-	-	-	215,787
Selling expenses of Reg S stock, August 2005		(105,764)	-	-	-	-	-	-	(105,764)
Reg S Common stock issued for services at $1.33 per share, August 2005	500,000	665,000	-	-	-	-	-	-	665,000
Reg S Common stock issued for cash at $1.00 per share, September 2005	293,359	294,678	-	-	-	-	-	-	294,678
Selling expenses of Reg S stock, September 2005		(272,093)	-	-	-	-	-	-	(272,093)
Reg S Common stock issued for cash at $0.90 per share, October 2005	153,450	138,706	-	-	-	-	-	-	138,706
Selling expenses of Reg S stock, October 2005		(97,569)	-	-	-	-	-	-	(97,569)
Common stock issued for services at $1.26 per share, October 2005	20,000	25,184	-	-	-	-	-	-	25,184
Reg S Common stock issued for cash at $0.71 per share, November 2005	195,349	139,607	-	-	-	-	-	-	139,607
Selling expenses of Reg S stock, November 2005		(97,922)	-	-	-	-	-	-	(97,922)
Reg S Common stock issued for cash at $0.63 per share, December 2005	53,900	34,203	-	-	-	-	-	-	34,203
Selling expenses of Reg S stock, December 2005		(46,417)	-	-	-	-	-	-	(46,417)
Loss for the period	-	-	-	-	-	-	(1,483,000)	-	(1,483,000)
Balance, December 31, 2005	43,505,792	14,344,504	651,544	-	-	(27,938)	(7,067,866)	(7,232,488)	667,756

Reg S Common stock issued for cash at $0.54 per share, January 2006	177,700	95,600	-	-	-	-	-	-	95,600
Selling expenses of Reg S stock, January 2006		(47,108)	-	-	-	-	-	-	(47,108)
Reg S Common stock issued for cash at $0.42 per share, February 2006	332,197	139,300	-	-	-	-	-	-	139,300
Selling expenses of Reg S stock, February 2006		(69,318)	-	-	-	-	-	-	(69,318)
Reg S Common stock issued for cash at $0.42 per share, March 2006	1212,080	506,372	-	-	-	-	-	-	506,372
Selling expenses of Reg S stock, March 2006		(429,487)	-	-	-	-	-	-	(429,487)

Balance brought forward	45,227,769	$ 14,539,863	$ 651,544	$ -	$ -	$ (27,938)	$ (7,067,866)	$ (7,232,488)	$ 863,115

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

 (Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions		Accumulated Other	Deficit Accumulated During the		Total
	Number	Amount	Paid-in Capital	Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Shareholders’ Equity

Continued…

Balance brought forward	45,227,769	$ 14,539,863	$ 651,544	$ -	$ -	$ (27,938)	$ (7,067,866)	$ (7,232,488)	$ 863,115

Reg S Common stock issued for cash at $0.39 per share, April 2006	812,433	319,060	-	-	-	-	-	-	319,060
Selling expenses of Reg S stock, April 2006		(286,595)	-	-	-	-	-	-	(286,595)
Reg S Common stock issued for cash at $0.25 per share, May 2006	540,926	134,619	-	-	-	-	-	-	134,619
Selling expenses of Reg S stock, May 2006		(113,877)	-	-	-	-	-	-	(113,877)

Foreign currency translation adjustments	-	-	-	-	-	31,906	-	-	31,906

Loss for the period	-	-	-	-	-	-	(303,219)	-	(303,219)

Balance, June 30, 2006	46,581,128	$ 14,593,070	$ 651,544	$ -	$ -	$ 3,968	$ (7,371,085)	$ (7,232,488)	$ 645,009

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(Expressed in Canadian dollars)

	Six-Month Period Ended June 30, 2006	Six-Month Period Ended June 30, 2005	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for period	$ (284,160)	$ (282,652)	$ (7,262,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	-	50,409	82,622
Depreciation	1,017	947	4,444
Shares issued for services	-	29,417	1,377,147
Impairment of intangible property	-	-	4,550,000
Minority interest	(30,870)	-	(46,422)
Changes in assets and liabilities:
(Increase) decrease in receivables	(8,511)	539	(11,606)
(Increase) decrease in prepaid exp.	39,287	(255)	62,537
(Decrease) in accounts payable	(80,163)	(78,776)	(34,979)
Net cash used in operating activities	(363,400)	(280,371)	(1,278,576)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture	-	(156,546)	24,967
Promissory note payable	-	-	5,575
Proceeds from issuance of common stock, net of issue costs	248,566	1,296,606	1,970,625
Net cash provided by financing activities	248,566	1,140,060	2,001,167
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,807)	(9,208)
Net cash used in investing activities	-	(2,807)	(9,208)

Effect of exchange rate changes on cash	12,847	(79,243)	(104,798)

Change in cash and cash equivalents during period	(101,987)	777,639	608,585

Cash and cash equivalents, beginning	713,059	62,611	2,487

Cash and cash equivalents, ending	$ 611,072	$ 840,250	$ 611,072

Supplemental disclosure with respect to cash flows
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-
Settlement of accounts payable to an officer of the Company	-		54,744
Shares issued to acquire intangible property	-		4,550,000
Shares issued for services	-	129,418	1,377,147
Shares issued to settle convertible debenture and accrued interest payable	-		13,729
Beneficial conversion feature recorded as additional paid in capital	-	-	94,300
Contributed capital on settlement of accounts payable	-	-	7,500

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

JUNE 30, 2006

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

June 30, 2006

Working capital	$ 593,823
Deficit accumulated during the development stage	(7,371,085)
Deficit	(7,232,488)

All amounts are expressed in Canadian dollars except for certain per share amounts denoted in United States dollars (“US$”).

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

JUNE 30, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Rival Technologies, Inc. for the year ended December 31, 2005. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

JUNE 30, 2006

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

Research and development

Research and development costs are expensed as incurred. Research and development costs charged to expense were zero and $86,492 for the six months ended June 30, 2006 and 2005, respectively.

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

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

JUNE 30, 2006

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

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

JUNE 30, 2006

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

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

JUNE 30, 2006

3.

EQUIPMENT

	June 30, 2006
	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$3,811	$1,784	$2,027
Computer equipment	5,397	2,660	2,737
	$9,208	$4,444	$4,764

Depreciation expense was $1,017 and $947 for the six months ended June 30, 2006 and 2005, respectively.

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

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech, Inc. and two other businessmen (See Note 5). Under the terms of the agreement, the director and president along with the two other businessmen agreed to sell the TRU Technology to the Company in exchange for 4,000,000 shares of Tru Oiltech, Inc. valued at .001 per share.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date.  Tru Oiltech, Inc. issued 4,000,000 shares. Fair value of the TRU Technology was negotiated in an arms length transaction by the parties to be $4,000.  The Company determined that the TRU Technology has an indefinite life, and there was no impairment of value as of June 30, 2006.

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

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

JUNE 30, 2006

6.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $5,575 to a former director of the Company.  The note is unsecured, non-interest bearing and payable on demand.  The Company intends to redeem the promissory note in the near future. Consequently, it is classified as current liability in the balance sheet.

7.

COMMON STOCK

On September 9, 2005, the board of directors resolved to issue and transfer 5,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. There is no time limit as to when the trustee has to sell the shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at its request. Accordingly, those shares of common stock have not been recorded as issued and outstanding on the consolidated balance sheet during the period ended June 30, 2006. Effective August 1, 2005 the trustee fee was increased to 5% of the selling value of the shares of common stock.

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

To date, 6,543,394 shares of common stock had been issued by the trustee for proceeds of $2,805,782 (net of issue costs).

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

Stock options

As at June 30, 2006 and 2005, there were no stock options outstanding.

 RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

JUNE 30, 2006

8.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	June 30, 2006	June 30, 2005

Loss before income taxes	$ (284,160)	$ (282,652)

Expected income tax recovery	$ (99,456)	$ (98,882)
Non-deductible charges	-	-
Unrecognized benefit of operating loss carry forwards	99,456	99,882

Income tax recovery	$ -	$ -

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

June 30, 2006

Deferred tax asset:
Income tax benefit of operating loss carry forwards	$ 2,472,848
Valuation allowance	(2,472,848)

Net deferred tax asset	$ -

The Company has approximately $5,151,767 of operating loss carry-forwards, which expire in various periods through 2025. The availability of certain operating loss carry-forwards for income tax purposes is subject to certain restrictions due to Section 382 because there was a change in control of the Company in 2001.

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

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

JUNE 30, 2006

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

14.

SUBSEQUENT EVENTS

There was no litigation outstanding against the Company or its subsidiary as at June 30, 2006”.  There were no subsequent events due to the Balance Sheet date that would materially affect the financial position of the Company as at June 30, 2006.

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

TRU Oiltech, Inc. develops and markets the TRU Oiltech technology.  This technology is a mild thermal reagent-based upgrading process added to heavy crude oil and oil sands bitumen in order to improve viscosity for transfer in pipeline systems.  Management believes this process could reduce costs for oil producers that transfer millions of barrels of heavy crude each day.  In June 2006 TRU Oiltech filed a United States provisional patent related to the viscosity improvement and sulfur reduction characteristics of this technology.

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

Plan of Operation

Our independent accounting firm has expressed an opinion that our continued existence is dependent upon our ability to raise substantial capital, maintain adequate financing arrangements and to generate profitable operations in the future.  Management believes that equity funding will provide cash for operations for the next twelve months and we are actively raising funds through equity transactions to fund further development of our subsidiaries’ technologies.

We have not recorded revenues from operations and have recorded net losses for the past two years and the six month period ended June 30, 2006 (the “2006 six month period”).  We have relied on sales of our common stock for cash.  At June 30, 2006 we had sold an aggregate of 6,543,394 common shares in a Regulation S offering for gross proceeds of $2,805,782.  (See Part II, Item 2, below).

During the 2006 second quarter our subsidiaries did not spend funds on research and development of their technologies, however, we anticipate that they will need funds for further development of the technologies.  At this time we do not expect to hire any employees until our subsidiaries begin marketing their technologies.

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

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes unregistered securities sold by Rival Technologies that have not been previously reported.

We initiated a Regulation S offering of 10,000,000 shares in April, 2004 and during the three month period ended June 30, 2006 we sold an aggregate of 1,353,359 Regulation S shares of common stock for total proceeds of $454,225, less selling expenses of $400,472.   We relied on an exemption from registration provided by Section 903 of Regulation S.  All sales are offshore transactions, with no direct selling in the United States.  The shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

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

3.3

Bylaws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)

4.1

The 2005 Stock Equity Incentive Plan of Rival Technologies Inc. (Incorporated by reference to exhibit 4.1 to Form S-8, filed June 30, 2005)

10.1

Financing Agreement between Rival Technologies and Abernathy, Mendelson & Associates, Ld (Incorporated by reference to exhibit 10.2 to Form 10-KSB, as amended, filed April 15, 2005)

10.2

Strategic Alliance Agreement between Rival Technologies and UTEK, dated April 25, 2005 (Incorporated by reference to exhibit 10.2 to Form 10-QSB filed November 21, 2005)

10.3

Distribution Agreement between Rival Technologies and M.A. Turbo/Engine Ltd., dated July 15, 2005 (Incorporated by reference to exhibit 10.3 to Form 10-QSB filed November 21, 2005)

10.4

Purchase Agreement between Rival Technologies and the owners of TRU Technology, dated September 20, 2005 (Incorporated by reference to exhibit 10.4 of Form 10-QSB, filed November 21, 2005)

21.1

Subsidiaries of Rival Technologies (Incorporated by reference to exhibit 21.1 of Form 10-QSB, as amended, filed May 1, 2007)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/RIVAL TECHNOLOGIES, INC.

Registrant

Date: May 1, 2007

By:   /s/ Robin J. Harvey

          Robin J. Harvey

          President, Treasurer, Chief Financial Officer

          and Director