Form 10QSB
period 2006-09-30
RIVAL TECHNOLOGIES INC
filed 2007-05-24
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For quarterly period ended September 30, 2006

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

(866) 694-2803

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [   ]  No [X]

Annual report for the period ended December 31, 2006

Quarterly report for the period ended March 31, 2007

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]   No [X]

As of April 27, 2007, Rival Technologies, Inc. had a total of 46,608,621 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

3

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

11

Item 2.  Management’s Discussion and Analysis or Plan of Operation

19

Item 3. Controls and Procedures

20

PART II: OTHER INFORMATION

Item 6.  Exhibits

21

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

September 30, 2006

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET – (Unaudited)

(Expressed in Canadian dollars)

September 30, 2006

ASSETS

Current
Cash and cash equivalents	$ 493,379
Receivables, net	14,769
Prepaid expenses	1,318
Deferred income taxes, less valuation allowance of $2,531,520	-
Total current assets	509,466
Equipment, net (Note 3)	4,256
Intangible Property	4,000
Total assets	$ 517,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable	$ 39,260
Promissory note payable	5,575

Total current liabilities	44,835

Commitments and Contingencies (Notes 4 & 5)	-

Minority Interest in Subsidiary	-
(63,934)
Stockholders’ Equity
Common stock
Authorized
100,000,000 common shares without par value
Issued and outstanding
46,603,628 common shares	14,607,570
Additional paid-in capital	651,544
Accumulated other comprehensive loss	(3,512)
Deficit accumulated during the development stage	(7,486,293)
Deficit	(7,232,488)
Total stockholders’ equity	536,821

Total liabilities and stockholders’ equity	$ 517,722

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) – (Unaudited)

(Expressed in Canadian dollars)

	Three-Month Period Ended September 30, 2006	Three-Month Period Ended September 30, 2005	Nine-Month Period Ended September 30, 2006	Nine-Month Period Ended September 30, 2005	Cumulative Amounts From Beginning of Development Stage (April 1 2003) to September30, 2006
EXPENSES
Accounting and legal	$ 7,785	$ 11,249	$ 30,249	$ 42,584	$ 227,206
Amortization of beneficial conversion feature	-	-	-	31,500	82,622
Automobile expense	54	-	54	-	54
Conference	2,000	-	9,010	-	9,010
Consulting	30,744	80,937	112,980	115,105	700,986
Depreciation	508	508	1,525	1,455	4,952
Finders’ fees	-	665,000	-	665,000	665,000
Investor relations	35,870	63,564	91,179	96,719	578,149
Office and miscellaneous	2,461	6,335	13,407	19,458	61,356
Management and director fees	1,671	28,532	6,823	35,902	46,260
Regulatory fees	5,317	4,175	11,701	22,155	64,306
Rent	3,410	1,696	8,009	8,303	32,436
Research and development	47,450	56,700	153,425	143,192	339,907
Stockholder costs	-	1,928	-	7,329	7,899
Telephone and utilities	1,571	954	4,018	3,610	14,004
Travel and related	5,510	6,381	13,468	8,499	41,048
Website design and maintenance	-	206	3,656	377	6,624

Loss before other items	(144,351)	(928,165)	(459,504)	(1,201,188)	(2,881,819)

OTHER ITEMS
Impairment of intangible property	-	-	-	-	(4,550,000)
Interest expense	-	-	-	(9,740)	(21,564)
Interest income	98	-	221	111	390

	98	(928,165)	221	(9,629)	(4,571,174)
Loss before income taxes and minority interest	(144,253)	(928,165)	(459,283)	(1,210,817)	(7,452,993)
Provision for income taxes	-	-	-	-	-

Net loss before minority interest	(144,253)	(928,165)	(459,283)	(1,210,817)	(7,452,993)
Minority interest	21,511	-	52,381	-	67,933

Net loss	(122,742)	(928,165)	(406,902)	(1,210,817)	(7,385,060)
Other comprehensive income (loss)
Foreign exchange income (loss)	7,534	(44,185)	(11,525)	(123,428)	(101,232)
Comprehensive loss per period	$ (115,208)	$ (972,350)	$ (418,427)	$ (1,334,245)	$ (7,486,292)
Basic and diluted net loss per common share	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.03)
Weighted average number of common shares outstanding – basic diluted	46,597,949	43,011,634	45,571,296	43,011,634

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSESTS) – (Unaudited)

(Expressed in Canadian Dollars)

	Common stock			Share Subscriptions			Deficit Accumulated During the
	Number (as restated Note 13)	Amount (as restated Note 13)	Additional Paid-in Capital	Received in Advance (as restated Note 13)	Obligation to Issue Shares (as restated Note 13)	Accumulated Other Comprehensive Income	Development Stage (as restated Note 13)	Deficit	Total Stockholders’ Equity

Balance, April 1, 2003
(beginning of development stage)	6,283,934	$ 7,008,249	$ 105,000	$ -	$ -	$ -	$ -	$ (7,232,488)	$ (119,239)

Common stock issued for intangible property at $0.001 per share, May 2003	35,000,000	4,550,000	-	-	-	-	-	-	4,550,000
Common stock issued on exercise of warrants at $0.15 per share, July 2003	70,000	10,500	-	-	-	-	-	-	10,500
Common stock issued for services at $0.24 per share, August 2003	1,061,000	255,670	-	-	-	-	-	-	255,670
Common stock issued for cash at US$0.20 per share, November 2003	168,000	45,558	-	-	-	-	-	-	45,558
Settlement of accounts payable to an officer of the Company	-	-	54,744	-	-	-	-	-	54,744
Share subscriptions received, December 2003	-	-	-	1,948	-	-	-	-	1,948
Loss for the period	-	-	-	-	-	-	(4,805,813)	-	(4,805,813)

Balance, December 31, 2003	42,582,934	11,869,977	159,744	1,948	-	-	(4,805,813)	(7,232,488)	(6,632)

Common stock issued for cash at US$0.25 per share, June 2004	46,900	15,609	-	(1,948)	-	-	-	-	13,661
Settlement of convertible debentures, June 2004	30,000	13,729	-	-	-	-	-	-	13,729
Beneficial conversion feature of convertible debentures, June 2004	-	-	94,300	-	-	-	-	-	94,300
Contributed capital on settlement of accounts payable, Jun 2004	-	-	7,500	-	-	-	-	-	7,500
Common stock issued on exercise of warrants at US$0.30 per share, December 2004	168,000	66,075	-	-	-	-	-	-	66,075
Common stock issued, net of issue
costs, December 2004	182,399	110,039	-	-	-	-	-		110,039
Obligation to issue 250,000 shares of common stock	-	-	-	-	308,945	-	-	-	308,945
Loss for the period	-	-	-	-	-	-	(779,053)	-	(779,053)

Balance, December 31, 2004	43,010,233	$ 12,075,429	$ 261,544	$ -	$ 308,945	$ -	$ (5,584,866)	$ (7,232,488)	$ (171,436)

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSESTS) – (Unaudited)

(Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions		Accumulated Other	Deficit Accumulated During the		Total
	Number	Amount	Paid-in Capital	Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Stockholders’ Equity

Continued…

Balance, December 31, 2004	43,010,233	$12,075,429	$ 261,544	$ -	$ 308,945	$ -	$ (5,584,866)	$ (7,232,488)	$ (171,436)

Reg S Common stock issued for cash at $1.40 per share, January 2005	405,464	567,080	-	-	-	-	-	-	567,080
Selling expenses of Reg S stock, January 2005	-	(286,610)	-	-	-	-	-	-	(286,610)
Reg S Common stock issued for cash at $1.74 per share, February 2005	574,850	1,001,855	-	-	-	-	-	-	1,001,855
Selling expenses of Reg S stock, February 2005	-	(507,431)	-	-	-	-	-	-	(507,431)
Reg S Common stock issued for services at $1.24 per share, February 2005	250,000	308,945	-	-	(308,945)	-	-	-	-
Common stock issued on exercise of warrants at $0.43 per share, February 2005	10,000	4,345	-	-	-	-	-	-	4,345
Reg S Common stock issued for cash at $1.91 per share, March 2005	226,400	431,849	-	-	-	-	-	-	431,849
Selling expenses of Reg S stock, March 2005	-	(257,767)	-	-	-	-	-	-	(257,767)
Reg S Common stock issued for services at $1.88 per share, March 2005	5,000	9,418	-	-	-	-	-	-	9,418
Common stock issued on exercise of warrants at $0.40 per share, March 2005	9,900	3,984	-	-	-	-	-	-	3,984
Common stock issued for services at $1.00 per share, April 2005	120,000	120,000	-	-	-	-	-	-	120,000
Common stock issued on exercise of warrants at $0.43 per share, April 2005	5,000	2,135	-	-	-	-	-	-	2,135
Common stock returned to treasury and Cancelled at $0.13 per share, April 2005	(3,000,000)	(390,000)	390,000	-	-	-	-	-	-
Reg S Common stock issued for cash at $1.64 per share, May 2005	177,887	291,540	-	-	-	-	-	-	291,540
Selling expenses of Reg S stock, May 2005	-	(148,437)	-	-	-	-	-	-	(148,437)
Reg S Common stock issued for cash at $1.71 per share, June 2005	190,500	325,242	-	-	-	-	-	-	325,242
Selling expenses of Reg S stock, June 2005	-	(168,391)	-	-	-	-	-	-	(168,391)
Reg S Common stock issued for cash at $0.97 per share, July 2005	24,752	23,886	-	-	-	-	-	-	23,886
Selling expenses of Reg S stock, July 2005	-	(12,218)	-	-	-	-	-	-	(12,218)
Common stock issued for services at $1.25 per share, July 2005	45,000	56,250	-	-	-	-	-	-	56,250

Balance carried forward	42,054,986	$13,451,104	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,232,488)	$ 1,285,294

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS) – (Unaudited)

 (Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions		Accumulated Other	Deficit Accumulated During the		Total
	Number	Amount	Paid-in Capital	Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Shareholders Equity

Continued…

Balance carried forward	42,054,986	$ 13,451,104	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,232,488)	$ 1,285,294

Reg S Common stock issued for cash at $0.92 per share, August 2005	234,748	215,787	-	-	-	-	-	-	215,787
Selling expenses of Reg S stock, August 2005	-	(105,764)	-	-	-	-	-	-	(105,764)
Reg S Common stock issued for services at $1.33 per share, August 2005	500,000	665,000	-	-	-	-	-	-	665,000
Reg S Common stock issued for cash at $1.00 per share, September 2005	293,359	294,678	-	-	-	-	-	-	294,678
Selling expenses of Reg S stock, September 2005	-	(272,093)	-	-	-	-	-	-	(272,093)
Reg S Common stock issued for cash at $0.90 per share, October 2005	153,450	138,706	-	-	-	-	-	-	138,706
Selling expenses of Reg S stock, October 2005	-	(97,569)	-	-	-	-	-	-	(97,569)
Common stock issued for services at $1.26 per share, October 2005	20,000	25,184	-	-	-	-	-	-	25,184
Reg S Common stock issued for cash at $0.71 per share, November 2005	195,349	139,607	-	-	-	-	-	-	139,607
Selling expenses of Reg S stock, November 2005	-	(97,922)	-	-	-	-	-	-	(97,922)
Reg S Common stock issued for cash at $0.63 per share, December 2005	53,900	34,203	-	-	-	-	-	-	34,203
Selling expenses of Reg S stock, December 2005	-	(46,417)	-	-	-	-	-	-	(46,417)
Foreign currency translation adjustments	-	-	-	-	-	(27,938)	-	-	(27,938)

Loss for the period	-	-	-	-	-	-	(1,483,000)	-	(1,483,000)
Balance, December 31, 2005	43,505,792	14,344,504	651,544	-	-	(27,938)	(7,067,866)	(7,232,488)	667,756

Reg S Common stock issued for cash at $0.54 per share, January 2006	177,700	95,600	-	-	-	-	-	-	95,600
Selling expenses of Reg S stock, January 2006	-	(47,108)	-	-	-	-	-		(47,108)
Reg S Common stock issued for cash at $0.42 per share, February 2006	332,197	139,300	-	-	-	-	-	-	139,300
Selling expenses of Reg S stock, February 2006	-	(69,318)	-	-	-	-	-	-	(69,318)
Reg S Common stock issued for cash at $0.42 per share, March 2006	1,212,080	506,372	-	-	-	-	-	-	506,372
Selling expenses of Reg S stock, March 2006	-	(429,487)	-	-	-	-	-	-	(429,487)

Balance carried forward	45,227,769	$ 14,539,863	$ 651,544	$ -	$ -	$ (27,938)	$ (7,067,866)	$ (7,232,488)	$ 863,115

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS) --  (Unaudited)

 (Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions		Accumulated Other	Deficit Accumulated During the		Total
	Number	Amount	Paid-in Capital	Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Shareholders’ Equity

Continued…

Balance carried forward	45,227,769	$14,539,863	$ 651,544	$ -	$ -	$ (27,938)	$ (7,067,866)	$(7,232,488)	$ 863,115

Reg S Common stock issued for cash at $0.39 per share, April 2006	812,433	319,060	-	-	-	-	-	-	319,060
Selling expenses of Reg S stock, April 2006	-	(286,595)	-	-	-	-	-	-	(286,595)
Reg S Common stock issued for cash at $0.25 per share, May 2006	540,926	134,619	-	-	-	-	-	-	134,619
Selling expenses of Reg S stock, May 2006	-	(113,877)	-	-	-	-	-	-	(113,877)
Common stock issued for services at $0.75 per share, July 2006	10,000	7,500							7,500
Common stock issued for services at $0.56 per share, August 2006	12,500	7,000							7,000
Foreign currency translation adjustments	-	-	-	-	-	24,426	-	-	24,426

Loss for the period	-	-	-	-	-	-	(418,427)	-	(418,427)

Balance, September 30, 2006	46,603,628	$14,607,570	$ 651,544	$ -	$ -	$ (3,512)	$ (7,486,293)	$(7,232,488)	$ 536,821

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(Expressed in Canadian dollars)

		Nine-Month Period Ended September 30, 2006	Nine-Month Period Ended September 30, 2005	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for period		$ (406,902)	$ (1,210,817)	$ (7,385,060)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of beneficial conversion feature		-	50,409	82,622
Depreciation		1,525	1,455	4,952
Shares issued for services		-	29,417	1,377,147
Impairment of intangible property		-	-	4,550,000
Minority interest		(52,381)	-	(67,934)
Changes in assets and liabilities:
(Increase) decrease in receivables		(11,674)	687	(14,768)
(Increase) decrease in prepaid exp.		38,752	29,212	62,002
(Decrease) in accounts payable		(64,967)	(100,446)	(19,783)
Net cash and cash equivalents used in operating activities		(495,647)	(1,200,083)	(1,410,822)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture		-	(156,546)	24,967
Promissory note payable		-	-	5,575
Proceeds from issuance of common stock, net of issue costs		263,066	2,278,206	1,985,125
Net cash and cash equivalents provided by financing activities		263,066	2,121,660	2,015,667
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		-	(2,808)	(9,209)
Net cash used in investing activities		-	(2,808)	(9,209)

Effect of exchange rate changes on cash		12,901	(123,428)	(104,744)

Change in cash and cash equivalents during period		(219,680)	795,341	490,892

Cash and cash equivalents, beginning		713,059	62,611	2,487

Cash and cash equivalents, ending		$ 493,379	$ 857,95	$ 493,379

Supplemental disclosure with respect to cash flows
Interest paid		$ -	$ -	$ -
Income taxes paid		-	-	-
Settlement of accounts payable to an officer of the Company	`	-	-	54,744
Shares issued to acquire intangible property		-	-	4,550,000
Shares issued for services		14,500	129,418	1,391,647
Shares issued to settle convertible debenture and accrued interest payable		-	-	13,729
Beneficial conversion feature recorded as additional paid in capital		-	-	94,300
Contributed capital on settlement of accounts payable		$ -	$ -	$ 7,500

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(Expressed in Canadian dollars)

SEPTEMBER 30, 2006

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

September 30, 2006

Working capital (deficiency)	$ 464,631
Deficit accumulated during the development stage	(7,486,293)
Deficit	(7,232,488)

All amounts are expressed in Canadian dollars except for certain per share amounts denoted in United States dollars (“US$”).

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

SEPTEMBER 30, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Rival Technologies, Inc. for the year ended December 31, 2005. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

SEPTEMBER 30, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well known quality financial institutions.  At times, such cash and investments may be in excess of government insurance limits.

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

Research and development

Research and development costs are expensed as incurred. Research and development costs charged to expense were $153,425 and $143,192 for the nine months ended September 30, 2006 and 2005, respectively.

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

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

SEPTEMBER 30, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.   The provisions of SFAS 157 will be effective for the Company beginning January 1, 2007.  The Company is in the process of determining the effect, if any; the adoption of SFAS 157 will have on its financial statements.

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

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

SEPTEMBER 30, 2006

3.

EQUIPMENT

	September 30, 2006
	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$ 3,811	$ 1,928	$1,883
Computer equipment	5,397	3,024	2,373
	$ 9,208	$ 4,952	$4,256

Depreciation expense was $1,525 and $1,455 for the nine months ended September 30, 2006 and 2005, respectively.

4.

INTANGIBLE PROPERTY

The Company is committed to provide M.A. Turbo with $230,000 (unpaid) in development and marketing funds to complete the CWI Technology for the automotive transportation industry plus $100,000 for its 20% interest in the CWI Technology for the marine industry.  At March 31, 2006, the Company did not incur any costs related to these commitments.

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

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech, Inc. and two other businessmen (See Note 5). Under the terms of the agreement, the director and president along with the two other businessmen agreed to sell the TRU Technology to the Company in exchange for 4,000,000 shares of Tru Oiltech, Inc. valued at .001 per share.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date.  Tru Oiltech, Inc. issued 4,000,000 shares. Fair value of the TRU Technology was negotiated in an arms length transaction by the parties to be $4,000.  The Company determined that the TRU Technology has an indefinite life, and there was no impairment of value as of September 30, 2006.

5.

BUSINESS COMBINATION

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech, Inc. (See Note 4). The purpose of the business combination was to acquire a majority interest in the new technology for reducing diesel emissions (See Note 1).  The agreement provides that the Company be issued 6,000,000 shares of Tru Oiltech, Inc. valued at .001 per share. Fair value of the shares was determined to be par value as no shares or assets exist prior to this date. Tru Oiltech, Inc. according issued 6,000,000 to the Company making it a 60% - Majority Shareholder. The agreement also provides that the Company will provide additional financing of $150,000. As of September 30, 2006, the Company had advanced $186,785 toward that financing.

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

SEPTEMBER 30, 2006

6.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $5,575 to a former director of the Company.  The note is unsecured, non-interest bearing and payable on demand.  The Company intends to redeem the promissory note in the near future.  Consequently, it is classified as current liability in the balance sheet.

7.

COMMON STOCK

On September 9, 2005, the board of directors resolved to issue and transfer 5,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. There is no time limit as to when the trustee has to sell the shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at its request. Accordingly, those shares of common stock have not been recorded as issued and outstanding on the consolidated balance sheet during the period ended September 30, 2006. Effective August 1, 2005, the trustee fee was increased to 5% of the selling value of the shares of common stock.

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

On July 12, 2006, the Company issued 10,000 shares at $0.75 per share to a director in lieu of services.  Shares are issued as per S-8 and Director and Form 4 Insider Filing was filed.

On August 3, 2006, the Company issued 12,500 shares at $0.56 per share to a consultant in lieu of services.  Shares are issued as per S-8.

Stock options

As at September 30, 2006, there were no stock options outstanding.

 RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

 (Expressed in Canadian dollars)

SEPTEMBER 30, 2006

8.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	September 30, 2006	September 30, 2005

Loss before income taxes	$ (406,902)	$ (1,210,819)

Expected income tax recovery	$ (142,416)	$ (423,787)
Non-deductible charges	-	-
Unrecognized benefit of operating loss carry forwards	142,416	423,787

Income tax recovery	$ -	$ -

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

September 30, 2006

Deferred tax asset:
Income tax benefit of operating loss carry forwards	$ 2,531,520
Valuation allowance	(2,531,520)

Net deferred tax asset	$ -

The Company has approximately $5,274,001 of operating loss carry-forwards, which expire in various periods through 2025. The availability of certain operating loss carry-forwards for income tax purposes is subject to certain restrictions due to Section 382 because there was a change in control of the Company in 2001.

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

SEPTEMBER 30, 2006

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

12.

AMALGAMATION AGREEMENT

The Company and Rival Technologies, Inc (“Rival Nevada”) had agreed to amalgamate and merge pursuant to an agreement dated September 6, 2005. Rival Nevada was incorporated in the state of Nevada on September 2, 2005, and was an inactive and wholly-owned subsidiary of the Company at the time of the amalgamation and merger. The provisions of the agreement provide for the company to have its jurisdiction in the State of Nevada. All issued and outstanding shares of the Company shall remain outstanding. The amalgamation was effective October 14, 2005.

13.

COMPARATIVE FIGURES

In April 2005, three million common shares issued at $0.13 per share totaling $390,000 were cancelled and returned to treasury shares.  Comparative figures for the period have been restated.

14.

SUBSEQUENT EVENTS

On January 26, 2007, the United States Patent and Trademark Office allowed the CWI technology patent, “Emission Control Water Injection System for Diesel Engines”.

On February 23, 2007, the Company and TRU Oiltech entered into joint venture agreement that entitled the joint venture partner a 25% interest and exclusive right to exploit the TRU Oiltech technology in Venezuela until March 21, 2008.

On April 11, 2007, TRU Oiltech filed with the United States Patent and Trademark Office a patent application titled, “Method of Upgrading Heavy Crude Oil”

In this report references to “Rival” “Rival Technologies “we,” “us,” and “our” refer to Rival Technologies Inc.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a holding company operating on a consolidated basis with our majority-owned subsidiary, TRU Oiltech, Inc., and our wholly-owned subsidiary, CWI Technology, Inc.   These subsidiaries are development stage companies engaged in the business of developing technologies related to diesel engines and oil and gas.  Our subsidiaries are in the initial testing phase licensing and marketing these technologies.

We have not recorded consolidated revenue from ongoing operations for the past two years and have relied on equity transactions to fund development of our business plan.  We anticipate that equity financings will be our primary source of funding for the next twelve months.

CWI Technology, Inc.  –  develops and markets the CWI Technology a diesel engine technology for the automotive transportation industry called Continuous Water Injection technology.  This technology is a continuous water injection system designed to reduce harmful nitrogen oxide and smoke emissions, improve fuel efficiency and provide cleaner operations of diesel engines.

In September 2006 we announced that CWI Technology had entered into a commercial contract with Neptune Bulk Terminals, that operates switching locomotives in Vancouver, British Columbia.  We anticipate that the CWI Technology will be installed on a locomotive equipped with a two-stroke naturally aspirated EMD-645 engine (1,500 HP).   Engineering associates at MA Turbo/Engine Ltd. will complete this installation.

On January 26, 2007, the United States Patent and Trademark Office allowed the CWI technology patent titled, “Emission Control Water Injection System for Diesel Engines”.

TRU Oiltech, Inc. – develops and markets the TRU Oiltech technology.  This technology is a mild thermal reagent-based upgrading process added to heavy crude oil and oil sands bitumen in order to improve viscosity for transfer in pipeline systems.  Management believes this process could reduce costs for oil producers that transfer millions of barrels of heavy crude each day.

In June 2006 TRU Oiltech filed a United States provisional patent related to the viscosity improvement and sulfur reduction characteristics of this technology.   TRU Oiltech ran a series of tests to establish the applications for the technology with the intent to expand its ability to attract customers.  It completed tests required to produce a complete mass balance of all gas, liquid and solid outputs from the upgrading of oil sand bitumen using our proprietary additive.  These tests were used in conjunction with the filing of our patent application.   On April 11, 2007, TRU Oiltech filed with the United States Patent and Trademark Office a patent application titled, “Method of Upgrading Heavy Crude Oil.”

On February 23, 2007, the Company and TRU Oiltech entered into a joint venture agreement with Harrison Kramer Corp. that entitled the joint venture partner a 25% interest and exclusive right to exploit Rival’s technology in Venezuela until March 21, 2008.

Our challenge for the next twelve months will be to obtain financing to develop our subsidiaries’ technologies to a commercially viable application and market them to customers.  However, our subsidiaries may be unable to develop each technology to a point where it satisfies the needs of the market.  In that case, our subsidiaries may have to research and develop other applications or we may need to abandon our business plans.

Plan of Operation

We have not recorded revenues and have recorded net losses for the past two years and the nine month period ended September 30, 2006, (the “2006 nine month period”).  Our independent accounting firm has expressed an opinion that our continued existence is dependent upon our ability to raise substantial capital, maintain adequate financing arrangements and to generate profitable operations in the future.  Management believes that equity transactions or debt financing will provide cash for operations for the next twelve months.

We have relied on sales of our Regulation S common shares in Europe to fund our operations.  As of May 2006 we had sold an aggregate of 6,543,394 Regulation S shares for gross proceeds of $2,805,782, less selling expenses.  We have used this cash to fund operations and as of September 30, 2006, we had cash of $493,379 and working capital of $464,631.  However, we recorded a net loss of $406,902 for the 2006 nine month period and anticipate that losses will continue until our subsidiaries begin marketing their technologies.

During the 2006 nine month period we recorded research and development expense of $153,425 and we will likely have those expenses in future periods as our subsidiaries further develop their technologies.  We do not anticipate hiring employees in the short term, but this action will be based upon the success of our subsidiaries’ development of their business plans.

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

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 23, 2007	/s/RIVAL TECHNOLOGIES, INC. Registrant By: /s/ Robin J. Harvey Robin J. Harvey President, Treasurer, Chief Financial Officer and Director