Form 10KSB
period 2006-12-31
RIVAL TECHNOLOGIES INC
filed 2007-07-03
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934

For transition period __ to __

Commission File No. 000-49900

RIVAL TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization	43-2114971 (IRS Employer Identification No.)
3155 East Patrick Lane, Suite 1, Las Vegas, Nevada (Address of principal executive offices)	89120 (Zip Code)

Issuer's telephone number: (866) 694-2803

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

Yes [  ]   No [X]

State issuer’s revenue for its most recent fiscal year:  None

The number of shares outstanding of the issuer’s common equity as of June 18, 2007 was 46,608,628 shares.  The aggregate market value of the 33,355,121 voting and non-voting common equity held by non-affiliates was $26,684,102 as of June 18, 2007.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I

Item 1.   Description of Business

3

Item 2.   Description of Property

5

Item 3.   Legal Proceedings

 5

Item 4.   Submission of Matters to a Vote of Security Holders

 5

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

5

Item 6.   Management’s Discussion and Analysis or Plan of Operation

7

Item 7.   Financial Statements

 8

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

 27

Item 8A. Controls and Procedures

27

Item 8B. Other Information

27

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons, compliance with Section 16(a) of the

Exchange Act

27

Item 10.  Executive Compensation

28

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters29

Item 12.  Certain Relationships and Related Transactions, and Director Independence

 30

Item 13.  Exhibits

30

Item 14.  Principal Accountant Fees and Services

31

Signatures

32

In this report references to “Rival” “Rival Technologies “we,” “us,” and “our” refer to Rival Technologies, Inc. and its subsidiaries.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

Rival Technologies Inc., was incorporated in the Province of British Columbia, Canada on February 10, 1987, under the name North American Fire Guardian Technologies Inc. (“Rival-British Columbia”).   On September 2, 2005, Rival-British Columbia incorporated Rival Technologies, Inc., a Nevada corporation (“Rival-Nevada”), as its wholly-owned subsidiary for the sole purpose of changing Rival-British Columbia’s domicile from British Columbia to Nevada.  Pursuant to the Plan of Merger Amalgamation Agreement, dated September 6, 2005, Rival-British Columbia merged with Rival-Nevada.  The domicile merger was effective October 28, 2005.

On October 31, 2005, Rival Technologies incorporated CWI Technology, Inc., a Nevada corporation, as a wholly-owned subsidiary for the purpose of developing and marketing the CWI Technology, described below.

Rival Technologies incorporated TRU Oiltech, Inc, a Nevada corporation (“TRU Oiltech”), on October 31, 2005, for the purpose of acquiring, developing and marketing the TRU Oiltech technology, described below.  On October 31, 2005, Rival Technologies received 6,000,000 shares of TRU Oiltech common stock and the owners of the technology received 4,000,000 TRU Oiltech shares.  As a result TRU Oiltech is a majority-owned subsidiary of Rival Technologies.

Our Business

We are a holding company operating on a consolidated basis with our wholly-owned subsidiary, CWI Technology, Inc. and our majority-owned subsidiary, TRU Oiltech, Inc.  These subsidiaries are development stage companies engaged in the business of developing the technologies they own into commercially viable products.  Our subsidiaries are in the process of obtaining patents for their technologies and intend to license and market their technologies in the future.

TRU Oiltech Technology

On September 20, 2005, we entered into a purchase agreement with G.A. Constable, Norman L. Carlson and Gerald A. Heelan, the owners of TRU Oiltech technology (“TRU technology”).  The TRU technology is a mild thermal reagent-based upgrading process added to heavy crude oil and oil sands bitumen in order to improve viscosity for transfer in pipeline systems.  Pursuant to the terms of the purchase agreement, we incorporated TRU Oiltech and transferred the TRU Oiltech technology into TRU Oiltech.  Mr. Constable was appointed Director and President of TRU Oiltech.  Rival Technologies agreed to provide financing to TRU Oiltech to fund research and tests aimed at obtaining a patent and developing a commercially viable process.

The TRU technology is an additive reagent that is a distillable, recyclable, heavy oil catalyst cracker.  A catalyst cracker is the mechanism used to break down hydrogen-carbon atoms in feed stock, like heavy crude oil and oil sands bitumen, and converts the feed stock into medium crude oil.  The additive is combined with heavy crude oil, then the mixture is heated and distilled to form a lower density, lower acidic, ash-free distillate.  Crude oil is considered heavy if it has API gravity from 10-20 or viscosity from 100 to 10,000 centipoises at original reservoir temperature.  The TRU reagent transforms heavy oil feedstock to metal free, lower sulphur medium crude oil.

In February, 2006, we announced that tests provided results that showed the TRU technology decreased sulfur content 67% and reduced the total acid number 88% for heavy crude oil.  We conducted testing in November and December of 2006 and the results in January, 2007, showed that the TRU technology process:

$

Increased API gravity 201%,

$

Reduced viscosity of the distillate 99.9%,

$

Reduced acid of the distillate 88%, and

$

Reduced olefin content of the distillate.

In June, 2006, TRU Oiltech filed a United States provisional patent related to the viscosity improvement and sulfur reduction characteristics of this technology.  TRU Oiltech ran a series of tests to establish the applications for the technology with the intent to expand its ability to attract customers.  It completed tests required to produce a complete mass balance of all gas, liquid and solid outputs from the upgrading of oil sand bitumen using our proprietary additive.  These tests were used in conjunction with the filing of our patent application.

Management believes this process could reduce costs for oil producers that transfer millions of barrels of heavy crude each day.  Generally, adding diluent or condensates to heavier oils represents 30% of the total cost per barrel of blended heavy oils.  The TRU technology process may potentially reduce this cost by $5 to $10 per barrel, and, as licensor of the technology, we anticipate receiving a fee of $1 to $2 per barrel.

The prime market for this technology is heavy oil reserves estimated at 1.2 trillion barrels located in Venezuela’s Orinoco heavy oil belt.  Our strategy is to license the process to Tier 1 producers in exchange for a capacity license fee and royalty payments.  In February, 2007, Rival entered into a joint venture agreement with Current Technology, Inc., a third party, to commercialize the TRU technology to process heavy oil from Venezuela.  On February 23, 2007, Rival and TRU Oiltech entered into a joint venture agreement with Harrison Kramer Corp. that entitled the joint venture partner a 25% interest and exclusive right to exploit the TRU technology in Venezuela until March 21, 2008.

Our strategy for 2007 is to

$

obtain a patent for this technology,

$

enter into one or more partnerships with major oil producers, and

$

continue ongoing testing aimed at optimizing the formula’s value.

The market for reducing viscosity of oil and oil sands is growing due to the higher demand for fuel.   We will compete directly with larger companies with longer operating histories and greater financial resources with  established distribution channels.  We are likely to encounter a high degree of competition in developing a customer base for this technology.

CWI Technology

In April, 2003, we acquired a diesel engine technology called Continuous Water Injection technology (“CWI technology”) from M.A. Turbo/Engine Ltd. (“M.A. Turbo”).  The CWI technology is designed to reduce harmful nitrogen oxide and smoke emissions, improve fuel efficiency and provide cleaner operations of diesel engines.  We acquired a 100% interest in the CWI Technology for the automotive transportation industry, and a 20% interest in CWI Technology for the marine industry.  The purchase agreement for the CWI Technology included an option clause to acquire the balance of the marine application of this technology.  We also committed to providing M.A. Turbo with funding to develop and market the CWI Technology for the automotive transportation industry and the marine industry.  However, in April, 2005, we decided not to exercise our right to acquire the 20% interest in the CWI Technology for the marine industry.

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

In September, 2006, we announced that CWI Technology had entered into a commercial contract with Neptune Bulk Terminals, which operates switching locomotives in Vancouver, British Columbia.  We anticipate that the CWI

Technology will be installed on a locomotive equipped with a two-stroke naturally aspirated EMD-645 engine (1,500 HP).

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

Research and Development

During the year ended December 31, 2006 we spent $189,589 for research and development related to testing of our CWI technology and the TRU Oiltech technology.  During the year ended December 31, 2005, we spent $107,607 for research and development to continue testing of the CWI Technology, including field testing of this technology.  We anticipate that we will continue to record research and development expense as we continue testing our technologies.

Patents, Trademarks and Licenses

In May, 2005, Rival filed a patent application with the United States Patent and Trademark Office for the CWI technology systems and process.  On January 26, 2007, the United States Patent and Trademark Office allowed the CWI technology patent titled, “Emission Control Water Injection System for Diesel Engines”.

In April, 2006, a patent application with the United States Patent and Trademark Office for the TRU Oiltech technology systems and process was filed.  The application was followed with a PCT Patent Application, giving international protection in other countries, to be chosen at a later date by TRU Oiltech.  The application is being processed.  On April 11, 2007, TRU Oiltech filed with the United States Patent and Trademark Office a patent application titled, “Method of Upgrading Heavy Crude Oil.”

Employees

Rival does not have any employees at this time.

ITEM 2. DESCRIPTION OF PROPERTY

Rival’s principal executive and administrative offices are located at 3155 East Patrick Lane, Suite 1, Las Vegas, Nevada.  We pay approximately $1,000 on a month-to-month basis for secretarial, photocopying, and similar services.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2006 fiscal year.

PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

During the year ended December 31, 2005, our common stock was listed on the National Association of Securities Dealers (the “NASD”) OTC Bulletin Board under the symbol “RVTI.”  In June 2006 we received notice that our securities were no longer eligible to be listed on the OTC Bulletin Board.  As of the date of this filing our securities are listed on the Pink Sheets, LLC.  Our common stock trades on the Berlin Stock Exchange and the Frankfurt Stock Exchange and our Regulation S common stock is traded on the Berlin Stock Exchange.

The following table lists the range for the high and low bid prices of our common stock for each quarter for the years ended December 31, 2006 and 2005, as reported by the OTC Bulletin Board and Pink Sheets, LLC.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2006		2005
Quarter ended	High	Low	High	Low
March 31	$ 0.86	$0.42	$1.55	$ 0.46
June 30	0.71	0.31	1.74	0.75
September 30	0.71	0.48	1.35	0.85
December 31	0.87	0.56	1.16	0.70

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

$

Registered and traded on a national securities exchange meeting specified criteria set by the SEC;

$

Issued by a registered investment company; or

$

Excluded from the definition on the basis of share price or the issuer’s net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of June 18, 2007, we had 188 stockholders of record of our common stock, which does not include shareholders of our Regulation S common stock or shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid any dividends on our common stock.  We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We have not recorded consolidated revenue from ongoing operations for the past two years and have relied on equity transactions to fund development of our subsidiaries’ business plans.  We anticipate that equity financings will be our primary source of funding for the next twelve months.

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

Plan of Operation

Our auditors have expressed an opinion that our continued existence is dependent upon our ability to raise substantial capital, maintain adequate financing arrangements and to generate profitable operations in the future.  As a result of equity financing, our consolidated cash position at December 31, 2006, was $405,676, and we had working capital of $316,236. Management believes that equity funding will provide cash for operations for the next twelve months and we are actively raising funds through equity transactions to proceed with the development of the technologies our subsidiaries own.

Rival Technologies agreed to provide $150,000 in financing to TRU Oiltech to fund research and tests aimed at obtaining a patent and developing a commercially viable process and as of December 31, 2006, we had provided $220,577 towards this project.  In addition, we committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology for the automotive transportation industry, plus $100,000 for its 20% interest in CWI Technology for the marine industry.  In April, 2005, we decided not to exercise our right to acquire the 20% interest in the CWI Technology for the marine industry.  As a result of our decision not to exercise the right to the marine technology, we returned 3,000,000 common shares to the corporate treasury that had been issued for this technology.  Accordingly, we are not required to pay the $100,000 for further development of the marine applications.

During the past two years we relied on sales of our common stock for cash.  As of May, 2006, we had sold an aggregate of 6,543,394 shares in a Regulation S offering and realized gross proceeds of $2,805,782.  Regulation S provides for the offers and sales of restricted securities outside of the United States.  These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.

During 2006 we spent $189,589 on research and development and during 2005 we spent $107,607 on the development of our technologies.  We anticipate that we will have research and development expense in future periods as our subsidiaries further develop their technologies.

We do not anticipate hiring employees in the short term, but this action will be based upon the success of our subsidiaries’ technology development.

ITEM 7.  FINANCIAL STATEMENTS

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2006

CONTENTS

Report of Independent Registered Accounting Firm

9

Consolidated Balance Sheet

11

Consolidated Statements of Operations and Other

Comprehensive Income (Loss)

12

Consolidated Statements of Stockholders’ Equity (Deficiency in Assets)

13

Consolidated Statements of Cash Flows

17

Notes to Consolidated Financial Statements

18

Dohan and Company Certified Public Accountants a professional Association [logo]	7700 North Kendall Drive, 200 Miami, Florida 33156-7578 Telephone (305)274-1366 Facsimile (305) 274-1368 E-mail info@uscpa.com Internet www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Rival Technologies, Inc and Subsidiaries (A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Rival Technologies, Inc. and Subsidiaries (A Development Stage Company), (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations and other comprehensive income (loss) and cash flows for the years then ended, and cumulative amounts from beginning of development stage (April 1, 2003) to December 31, 2006 and statements of stockholders’ equity (deficiency in assets) for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

[CPS logo]

[agi logo]

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations.  In addition, the company has an accumulated deficit of approximately $14,907,764 as of December 31, 2006, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPAs, P.A.

Miami, Florida

June 14, 2007

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Expressed in Canadian dollars)

December 31, 2006

ASSETS

Current
Cash and cash equivalents	$ 405,676
Receivables, net	15,241
Prepaid expenses	1,340
Deferred income taxes, less valuation allowance of $2,596,962	-
Total current assets	422,257
Equipment, net	3,747
Intangible property	4,000
Total assets	$ 430,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable	$ 95,946
Related party payable	4,500
Promissory note payable	5,575

Total current liabilities	106,021

Commitments and contingencies (Notes 4 & 5)	-

Minority interest in subsidiary	(79,992)
(79,992)
Stockholders’ equity
Common stock
Authorized
100,000,000 common shares without par value
Issued and outstanding
46,608,628- common shares	14,611,620
Additional paid-in capital	651,544
Accumulated other comprehensive income	48,575
Deficit accumulated during the development stage	(7,675,276)
Deficit	(7,232,488)
Total stockholders’ equity	403,975

Total liabilities and stockholders’ equity	$ 430,004

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Expressed in Canadian dollars)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to December 31, 2006
EXPENSES
Accounting and legal	$ 72,565	$ 88,978	$ 269,523
Amortization of beneficial conversion feature	-	31,500	82,622
Conference	9,010	-	9,010
Consulting	175,314	200,490	657,345
Depreciation	2,034	1,964	5,460
Finders’ fees	-	665,000	665,000
Investor relations	106,687	106,824	593,657
Office and miscellaneous	16,254	31,408	64,203
Management and director fees	9,715	39,438	49,153
Regulatory fees	13,283	25,273	65,888
Rent	11,040	10,063	35,467
Research and development	189,589	173,607	482,046
Stockholder costs	-	7,899	7,899
Telephone and utilities	5,181	4,929	15,166
Travel and related	18,676	11,208	46,257
Website design and maintenance	6,760	693	9,728

Loss before other items	(636,108)	(1,399,274)	(3,058,424)

OTHER ITEMS
Impairment of intangible property	-	-	(4,550,000)
Write off payable	23,617	-	23,617
Interest expense	-	(9,740)	(21,564)
Interest income	303	169	472

	23,920	(9,571)	(4,547,475)
Loss before income taxes and minority interest	(612,188)	(1,408,845)	(7,605,899)

Provision for income taxes	-	-	-

Net loss before minority interest	(612,188)	(1,408,845)	(7,605,899)

Minority interest	68,440	15,552	83,992

Net loss	(543,748)	(1,393,293)	(7,521,907)

Other comprehensive income (loss)
Foreign exchange loss	(63,662)	(89,707)	(153,369)

Comprehensive loss for the year	$ (607,410)	$ (1,483,000)	$ (7,675,276)

Basic and diluted net loss per common share	$ (0.01)	$ (0.03)
Weighted average number of common shares
Outstanding – basic diluted	45,836,582	42,944,304

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

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

 (Expressed in Canadian Dollars)

	Common stock		Additional	Share Subscriptions		Accumulated Other	Deficit Accumulated During the		Total
	Number	Amount	Paid-in Capital	Received in Advance	Obligation to Issue Shares	Comprehensive Income	Development Stage	Deficit	Shareholders’ Equity

Continued…

Balance brought forward	45,227,769	$ 14,539,863	$ 651,544	$ -	$ -	$ (27,938)	$ (7,067,866)	$ (7,232,488)	$ 863,115

Reg S Common stock issued for cash at $0.39 per share, April 2006	812,433	319,060	-	-	-	-	-	-	319,060
Selling expenses of Reg S stock, April 2006		(286,595)	-	-	-	-	-	-	(286,595)
Reg S Common stock issued for cash at $0.25 per share, May 2006	540,926	134,619	-	-	-	-	-	-	134,619
Selling expenses of Reg S stock, May 2006		(113,877)	-	-	-	-	-	-	(113,877)
Common stock issued for services at $0.75 per share, July 2006	10,000	7,500	-	-	-	-	-	-	7,500
Common stock issued for services at $0.56 per share, August 2006	12,500	7,000	-	-	-	-	-	-	7,000
Common stock issued for services at $0.81 per share, Octobert 2006	5,000	4,050	-	-	-	-	-	-	4,050
Foreign currency translation adjustments	-	-	-	-	-	76,513	-	-	76,513

Loss for the year	-	-	-	-	-	-	(607,410)	-	(607,410)

Balance, December 31, 2006	46,608,628	$ 14,611,620	$ 651,544	$ -	$ -	$ 48,575	$ (7,675,276)	$ (7,232,488)	$ 403,975

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Cumulative Amounts From Beginning of Development Stage (April 1, 2003) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for period	$ (543,748)	$ (1,393,293)	$ (7,521,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	-	31,500	82,622
Depreciation	2,034	1,964	5,461
Shares issued for services	18,550	875,852	1,395,697
Impairment of intangible property	-	-	4,550,000
Minority interest	(68,440)	(15,552)	(83,992)
Changes in assets and liabilities:
(Increase) decrease in receivables	(12,146)	12,849	(15,241)
(Increase) decrease in prepaid exp.	38,730	(40,000)	61,980
(Decrease) in accounts payable	(3,780)	(39,061)	41,404
Net cash used in operating activities	(568,800)	(565,741)	(1,483,976)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debenture	-	(137,637)	24,967
Promissory note payable	-	-	5,575
Proceeds from issuance of common stock, net of issue costs	248,566	1,474,278	1,970,625
Net cash provided by financing activities	248,566	1,336,641	2,001,167
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,807)	(9,208)
Net cash used in investing activities	-	(2,807)	(9,208)

Effect of exchange rate changes on cash	12,851	(117,645)	(104,794)

Change in cash and cash equivalents during period	(307,383)	650,448	403,189

Cash and cash equivalents, beginning	713,059	62,611	2,487

Cash and cash equivalents, ending	$ 405,676	$ 713,059	$ 405,676

Supplemental disclosure with respect to cash flows
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-
Settlement of accounts payable to an officer of the Company	-	-	54,744
Shares issued to acquire intangible property	-	-	4,550,000
Shares issued for services	18,550	875,852	1,395,697
Shares issued to settle convertible debenture and accrued interest payable	-	-	13,729
Beneficial conversion feature recorded as additional paid in capital	-	-	94,300
Contributed capital on settlement of accounts payable	$ -	$ -	$ 7,500

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2006

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

The Company was the exclusive licensed manufacturer and distributor worldwide of a brand of fire extinguishants and fire retardant products. The license agreement was terminated December 1999. During the three years ended December, 2002, all sales were made to customers in North America. The Company does not expect any further sales of these products and has abandoned this business effective the three-month period beginning April 1, 2003.

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

December 31, 2006

Working capital	$ 316,236
Deficit accumulated during the development stage	(7,675,276)
Deficit	(7,232,488)

All amounts are expressed in Canadian dollars except for certain per share amounts denoted in United States dollars (“US$”).

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in Canadian dollars)

DECEMBER 31, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Basis of presentation

These consolidated financial statements are presented in Canadian dollars and there are no exchange restrictions.  These consolidated financial statements are also prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, Rival Technologies (Delaware) Inc., its former subsidiary Tracker Capital Corp. which merged with Rival Technologies (Delaware) Inc. during 2002, its wholly-owned subsidiary, CWI Technology, (Nevada) Inc., and its 60% owned subsidiary, Tru Oiltech, (Nevada) Inc. All significant intercompany accounts and transactions have been eliminated.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well known quality financial institutions. At times, such cash and investments may be in excess of government insurance limits.  Credit Suisse insures CHF 30,000 of funds for the bank accounts that the Company has with Credit Suisse.

Receivables, net

Account receivables represented Canadian Goods and Services Receivable which the Company intends to cover in the near future.  There were no outstanding of any related party receivables at the end of the year.

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in Canadian dollars)

DECEMBER 31, 2006

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

Research and development

Research and development costs are expensed as incurred. Research and development costs charged to expenses were $189,589 and $173,607 for the years ended December 31, 2006 and 2005, respectively.  There are no significant agreements relating to research and development expenditures.

Income taxes

Income taxes are computed under the provisions of the financial accounting and standards Board (FASB) Statement No. 109 (SFAS 109) Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  In periods where losses are reported the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in Canadian dollars)

DECEMBER 31, 2006

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

Comparative figures

Certain comparative figures have been reclassified in the prior year financial statements to conform with the presentation adopted in the current year.

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in Canadian dollars)

DECEMBER 31, 2006

3.

EQUIPMENT

	December 31, 2006
	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$ 3,811	$ 2,073	$1,738
Computer equipment	5,397	3,388	2,009
	$ 9,208	$ 5,461	$3,747

Depreciation expense was $2,034 and $1,964 for the year ended December 31, 2006 and 2005, respectively.

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

On July 25, 2005, the Company acquired the exclusive right to market, sell and distribute a water injection technology for application on the marine/shipping industry (the “CWI Marine Technology”) in Europe and non-European countries bordering the Mediterranean Sea for a period of five years in exchange for 50% of any net profit received from sales of the CWI Marine Technology.

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech, Inc. and two other businessmen (See Note 5). Under the terms of the agreement, the director and president along with the two other businessmen agreed to sell the TRU Technology to the Company in exchange for 4,000,000 shares of Tru Oiltech, Inc. valued at .001 per share.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date.  Tru Oiltech, Inc. issued 4,000,000 shares. Fair value of the TRU Technology was negotiated in an arms-length transaction by the parties to be $4,000.  The Company determined that the TRU Technology has an indefinite life, and there was no impairment of value as of December 31, 2006.

5.

BUSINESS COMBINATION

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech, Inc. (See Note 4). The purpose of the business combination was to acquire a majority interest in the new technology for reducing diesel emissions (See Note 1).  The agreement provides that the Company be issued 6,000,000 shares of Tru Oiltech, Inc. valued at .001 per share. Fair value of the shares was determined to be par value as no shares or assets exist prior to this date. Tru Oiltech, Inc. according issued 6,000,000 to the Company making it a 60% - Majority Shareholder. The agreement also provides that the Company will provide additional financing of $150,000.  As of December 31, 2006 the Company had advanced $220,577 toward that financing.

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in Canadian dollars)

DECEMBER 31, 2006

6.

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $5,575 to a former director of the Company.  The note is unsecured, non-interest bearing and payable on demand.  The Company intends to redeem the promissory note in the near future. Consequently, it is classified as current liability in the balance sheet.

7.

COMMON STOCK

On September 9, 2005, the board of directors resolved to issue and transfer 5,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock. The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock. There is no time limit as to when the trustee has to sell the shares of common stock. Any shares of common stock not sold by the trustee will be returned to the Company at its request. Accordingly, those shares of common stock have not been recorded as issued and outstanding on the consolidated balance sheet during the year ended December 31, 2006. Effective August 1, 2005, the trustee fee was increased to 5% of the selling value of the shares of common stock.

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

Subsequently, the Company engaged a third party for investor relations services whereby the third party receives a fee equal to 43% of the selling value of the shares of common stock.To date, 6,543,394 shares of common stock had been issued by the trustee for proceeds of $2,805,782 (net of issue costs).

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

On October 26, 2006, the Company issued 5,000 shares at $0.81 per share to a consultant in lieu of services.  Shares are issued as per S-8.

Reg S shareholders have the same voting and dividend rights as Common shareholders, being one vote per share present at any shareholder meeting of the Company.  The Company does not intend to issue dividends at this time.

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in Canadian dollars)

DECEMBER 31, 2006

7.

COMMON STOCK (cont’d)

Stock options

As at December 31, 2006, there were no stock options outstanding.

8.

RELATED PARTY PAYABLE

As at December 31, 2006, there was an outstanding amount of $4,500 that owed to a officer of the Company.

9.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	December 31, 2006	December 31, 2005

Loss before income taxes	$ (543,748)	$ (1,393,293)

Expected income tax recovery	$ (190,312)	$ (487,653)
Non-deductible charges	-	-
Unrecognized benefit of operating loss carry forwards	190,312	487,653

Income tax recovery	$ -	$ -

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

December 31, 2006

Deferred tax asset:
Income tax benefit of operating loss carry forwards	$ 2,596,962
Valuation allowance	(2,596,962)

Net deferred tax asset	$ -

The Company has approximately $5,410,338 of operating loss carry-forwards, which expire in various periods through 2025. The availability of certain operating loss carry-forwards for income tax purposes is subject to certain restrictions due to Internal Revenue Code Section 382 because there was a change in control of the Company in 2001.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2006

10.

SEGMENT INFORMATION

The Company operates in one reportable segment for Rival Technologies, Tru Oiltech and CWI Technology, being the diesel technology industry, in Canada and the United States of America.

11.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities, promissory note payable and convertible debentures. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments is approximate to their carrying values, unless otherwise noted.

12.

STRATEGIC ALLIANCE AGREEMENT

In April, 2005, the Company entered into an agreement with UTEK Corporation (“UTEK”) whereby the Company retained UTEK to search for technologies at universities and research institutions that the Company may wish to acquire for a period of one year in exchange for 120,000 shares of unregistered common stock valued at $1.00 per share. The shares vest at 10,000 shares per month. Unvested shares are reflected as prepaid expenses.

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

14.

COMPARATIVE FIGURES

In April, 2005, three million common shares issued at $0.13 per share totaling $390,000 were cancelled and returned to Treasury.  Comparative figures for the period have been restated.

15.

SUBSEQUENT EVENTS

There was no litigation outstanding against the Company or its subsidiary as at December 31, 2006”.

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

On April 6, 2007, the Company issued 25,000 Reg S Common Shares to a consultant for providing consulting services to the Company.  The amount of the shares was $15,353 (euros 13,426).

On April 11, 2007, TRU Oiltech filed with the United States Patent and Trademark Office a patent application titled, “Method of Upgrading Heavy Crude Oil”.

RIVAL TECHNOLOGIES INC.AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2006

16.

WRITE-OFF PAYABLE

During the year ended December 31, 2006, an amount of $23,617 was written off from account payables as the Company considered the amounts were no longer applicable.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

In our current report on Form 8-K, dated April 6, 2006 and filed April 12, 2006, we reported that our independent registered public accounting firm, Dohan and Company, CPA’s, P.A. declined to stand for re-election.  We engaged Kyle L. Tingle, CPA, LLC to serve as our independent registered public accounting firm on April 7, 2006.  However, on June 15, 2006, we filed a current report on Form 8-K, dated June 9, 2006, that disclosed that we had dismissed Kyle L. Tingle, CPA, LLC and we engaged again Dohan and Company, CPA’s, P.A., as our independent registered public accounting firm.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Financial Officer who also is our principal executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, she concluded that our disclosure controls and procedures were not effective.  Her evaluation identified a weakness in our disclosure controls and procedures with respect to timely gathering of information and processing of that information to allow timely filing of our reports.  We changed our independent accounting firm in April of 2006, but our financial information was not timely prepared and in June, 2006, we returned to our former independent accounting firm in order to complete the filing of our past due reports.  The change of accounting firms further delayed the filing of our reports.  Management is taking steps to implement accelerated time tables for the gathering and processing of financial and non-financial information to prevent late filings in the future.

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Directorship
Robin J. Harvey	49	President, Chief Financial Officer Secretary/Treasurer and Director	Until next annual meeting

Ms. Robin J. Harvey has been a director and officer of Rival Technologies since December 2003.  During 2001 she served as President of Mytravelguide.com, Inc., a reporting company trading on the NASD OTC Bulletin Board.

She resigned from that position in September 2001 due to the merger and change of control of that company.  Ms.

Harvey has over 10 years experience in sales and marketing and has worked for AVIS Rent a Car and Club Med Sales.  She has experience in establishing new business, territory management and development and expansion of “on-line” marketing relationships, as well as regional promotional development, operational budgets, media buying and planning.

Audit Committee

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2006, we believe Robin J. Harvey filed late two Forms 4 related to two transactions.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our principal executive officer for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Robin J. Harvey President, CFO	2006	$ 14,000	$ 6,800 (1)	$ 20,800

(1)

Represents the fair value of 10,000 shares issued under 2005 Equity Incentive Plan

We have not entered into an employment contract with our executive officer and as our sole director she determines the amount of her compensation.

Outstanding Equity Awards

Our named executive officer does not hold any outstanding equity awards as of December 31, 2006.

Retirement or Change of Control Arrangements

We do not offer retirement benefit plans to our executive officer, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to the named executive officer at or in connection with the resignation, retirement or other termination of the named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	0	0.00	4,907,500
Total	0	$ 0.00	4,907,500

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

On June 30, 2005, we filed a registration statement on Form S-8 (Registration No. 333-126241) which registered the 5,000,000 common shares to be issued under the Plan.  As of December 31, 2006, our Board has granted 92,500 common shares to five consultants and advisors pursuant to the Plan.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially 5% or more of our outstanding common stock and ownership of our management.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 46,608,628 shares of common stock outstanding as of June 18, 2007.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Rockridge Capital Corp. 1 Beim Antonskraiz, Bridel, Luxembourg 8116	13,240,000	28.4

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Robin J. Harvey 3155 East Patrick Lane, Suite 1 Las Vegas, NV 89120	13,500	Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Related Transactions

We have not engaged in any transactions during the past fiscal year involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

We do not have any independent directors serving on our board of directors.

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

Chief Financial Officer Certification

32.1

Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed or accrued for each of the last two fiscal years by our independent registered public accounting firm, Dohan & Company, CPA’s PA, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2005	2006
Audit fees	$ 39,800	$ 39,600
Audit-related fees	$ 0	$ 0
Tax fees	$ 0	$ 0
All other fees	$ 0	$ 0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

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

Date: JULY 2, 2007	/s/RIVAL TECHNOLOGIES, INC. Registrant By: /s/ Robin J. Harvey Robin J. Harvey President, Treasurer, Chief Financial Officer and Director

32