Form 10KSB/A
period 2006-12-31
RIVAL TECHNOLOGIES INC
filed 2007-07-09
CIK 1176337

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

EXPLANATORY NOTE

This annual report on Form 10-KSB has been amended to include the corrected report of the independent registered accounting firm for the years ended December 31, 2006 and 2005.  In preparing the initial Form 10-KSB for filing, a clerical error was made by the preparer and the first paragraph of the report of the independent registered accounting firm contained incorrect dates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Rival Technologies, Inc and Subsidiaries (A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Rival Technologies, Inc. and Subsidiaries (A Development Stage Company), (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive income (loss) and cash flows for the years then ended, and cumulative amounts from beginning of development stage (April 1, 2003) to December 31, 2006 and statements of stockholders’ equity (deficiency in assets) for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Date: JULY 6, 2007	/s/RIVAL TECHNOLOGIES, INC. Registrant By: /s/ Robin J. Harvey Robin J. Harvey President, Treasurer, Chief Financial Officer and Director

32