Form 10QSB
period 2007-03-31
RIVAL TECHNOLOGIES INC
filed 2007-08-15
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

(866) 694-2803

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]   No [X]

As of August 1, 2007, Rival Technologies, Inc. had a total of 46,633,628 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis or Plan of Operation

10

Item 3. Controls and Procedures

12

PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 6.  Exhibits

12

Signatures

13

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

All amounts in this report are expressed in Canadian dollars, except where specifically indicated in United States dollars.  The unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006.

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in Canadian Dollars)

March 31,  2007 and 2006

C O N T E N T S

Consolidated Balance Sheets

 4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
Expressed in Canadian Dollars

ASSETS
March 31,
2007
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 315,335
Receivables, net	16,014
Other current assets	1,773

Total Current Assets	333,122

PROPERTY AND EQUIPMENT, net	3,162

OTHER ASSETS
Intangible property	4,000

Total Other Assets	4,000

TOTAL ASSETS	$ 340,284

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 103,747
Related party payable	4,500
Promissory note payable	5,575

Total Current Liabilities	113,822

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST IN SUBSIDIARY	(101,238)

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized without
par value, 46,608,628 shares issued and outstanding	14,611,620
Additional paid-in capital	651,544
Accumulated other comprehensive income	74,884
Deficit accumulated during the development stage	(7,777,860)
Accumulated deficit	(7,232,488)

Total Stockholders' Equity	327,700

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 340,284

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
Expressed in Canadian Dollars
(Unaudited)
			Cumulative Amounts
	For the		From Beginning of
	Three Months Ended		Development Stage
	March 31,		(April 1, 2003) to
	2007	2006	March 31, 2007

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Amortization of beneficial conversion feature	-	-	82,622
Consulting	9,484	83,841	666,829
Depreciation	585	508	6,045
Finders' fees	-	-	665,000
Investor relations	24,194	53,391	617,851
Other general and administrative	73,392	21,508	645,686
Research and development	16,215	-	498,261
Total Operating Expenses	123,870	159,248	3,182,294

LOSS BEFORE OTHER INCOME (EXPENSE)	(123,870)	(159,248)	(3,182,294)

OTHER INCOME (EXPENSE)
Loss of subsidiary	-	(23,596)	-
Impairment of intangible property	-	-	(4,550,000)
Write off payable	-	-	23,617
Interest expense	-	-	(21,564)
Interest income	40	30	512
Total Other Income (Expense)	40	(23,566)	(4,547,435)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(123,830)	(182,814)	(7,729,729)

Provision for income taxes	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(123,830)	(182,814)	(7,729,729)
MINORITY INTEREST	21,246	-	105,238

NET LOSS	(102,584)	(182,814)	(7,624,491)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange gain (loss)	-	5,354	(153,369)

COMPREHENSIVE LOSS	$ (102,584)	$ (177,460)	$ (7,777,860)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	46,608,628	43,944,239

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Expressed in Canadian Dollars
(Unaudited)
			Cumulative Amounts
			From Beginning of
	For the Three Months Ended		Development Stage
	March 31,		(April 1, 2003) to
	2007	2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for period	$ (102,584)	$ (182,814)	$ (7,624,491)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	82,622
Depreciation	585	508	6,045
Shares issued for services	-	-	1,395,697
Impairment of intangible property	-	-	4,550,000
Minority interest	(21,246)	(15,730)	(105,238)
Changes in assets and liabilities:
Receivables and prepayments	(773)	(5,528)	(16,013)
Other current assets	(433)	29,495	61,547
Accounts payable and accrued liabilities	7,801	(68,879)	49,205

Net Cash Used by Operating Activities	(116,650)	(242,948)	(1,600,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(9,208)

Net Cash Used by Investing Activities	-	-	(9,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debenture	-	-	24,967
Promissory note payable	-	-	5,575
Proceeds from issuance of common stock, net of
issue costs	-	195,359	1,970,625

Net Cash Provided by Financing Activities	-	195,359	2,001,167

EFFECT OF EXCHANGE RATE CHANGES ON CASH	26,309	21,091	(78,485)

NET DECREASE IN CASH	(90,341)	(26,498)	312,848
CASH AT BEGINNING OF PERIOD	405,676	713,059	2,487

CASH AT END OF PERIOD	$ 315,335	$ 686,561	$ 315,335

SUPPLEMENTAL DISCLOSURES
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Settlement of accounts payable to an officer of the
company	$ -	$ -	$ 54,744
Shares issued to acquire intangible property	$ -	$ -	$ 4,550,000
Shares issued for services	$ -	$ -	$ 1,395,697
Shares issued to settle convertible debenture and
accrued interest payable	$ -	$ -	$ 13,729
Beneficial conversion feature recorded as
additional paid in capital	$ -	$ -	$ 94,300
Contributed capital on settlement of accounts payable	$ -	$ -	$ 7,500

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

March 31, 2006 and 2007

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2006, Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The operations of the joint venture as described in Note 5 will be accounted for in the accompanying financial statements as a majority-owned subsidiary, adjusted for any minority interest share in the corresponding gain or loss of the joint venture for each period presented.

NOTE 2 -   LOSS PER SHARE

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

Following is a reconciliation of the loss per share for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31, 2007 2006
Net (loss) available to common shareholders	$ (102,584)	$ (177,460)
Weighted average shares - basic and diluted	43,944,239	46,608,628
Basic and diluted loss per share (based on weighted average shares)	$ (0.00)	$ (0.00)

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

March 31, 2006 and 2007

NOTE 3 -   GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $102,584 during the three month period ended March 31, 2007.  This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2007, the Company had cash and cash equivalents of $315,335.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2007 and 2008.  However, management cannot make any assurances that such financing will be secured.

NOTE 4 -   INCOME TAXES

Income taxes are computed under the provisions of the Financial Accounting and Standards Board (FASB) Statement No. 109 (SFAS 109) Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company has approximately $5,500,000 of operating loss carry-forwards, which expire in various periods through 2026.  The availability of certain operating loss carry-forwards for income tax purposes is subject to certain restrictions due to Internal Revenue Code Section 382 because there was a change in control of the Company in 2001.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

March 31, 2006 and 2007

NOTE 4 -   INCOME TAXES (Continued)

The deferred tax asset consisted of the following at March 31, 2007.

Deferred tax asset:

Income tax benefit of operating loss carry forwards Valuation allowance	$ 2,646,203 (2,646,203)
Net deferred tax asset	$ -

NOTE 5 -   JOINT VENTURE

On February 23, 2007, the Company and its subsidiary, TRU Oiltech, entered into a joint venture agreement that entitled the joint venture partner a 25% interest and exclusive right to exploit the TRU Oiltech technology in Venezuela until March 2008.  The joint venture partner has the responsibility, out of its share of joint venture participation, to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of the Company’s technology in Venezuela.  Additionally, the Company and the joint venture partner are to share in long-term savings obtained from the use of Rival’s technology in Venezuela on a ratio of a minimum of 25% of the savings for the account of the Company and joint venture partner.

NOTE 6 -   SUBSEQUENT EVENTS

On April 6, 2007, the Company issued 25,000 Regulation “S” common shares to a consultant for providing consulting services to the Company.  The amount of the shares was $15,353 (euros 13,426).

In this report references to “Rival,” “Rival Technologies,” “we,” “us,” and “our” refer to Rival Technologies, Inc.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a holding company operating on a consolidated basis with our wholly-owned subsidiary, CWI Technology, Inc., and our majority-owned subsidiary, TRU Oiltech, Inc.  These subsidiaries are development stage companies engaged in the business of developing technologies related to diesel engines and an upgrading process for heavy crude oil.  Our subsidiaries are in the testing phase of their technologies and intend to move toward licensing and marketing these technologies.

We have not received, nor recorded consolidated revenue from ongoing operations for the past two years and have relied on equity transactions to fund development of our business plan.  We anticipate that equity financings will be our primary source of funding for the next twelve months.

TRU Oiltech, Inc. – develops and markets the TRU technology which is a mild thermal reagent-based upgrading process added to heavy crude oil and oil sands bitumen that improves viscosity for transfer in pipeline systems.  Management believes this process could reduce costs for oil producers that transfer millions of barrels of heavy crude each day.  Generally, adding diluent or condensates to heavier oils represents 30% of the total cost per barrel of blended heavy oils.  The TRU technology process may potentially reduce this cost by $5 to $10 per barrel, and, as licensor of the technology, we anticipate receiving a fee of $1 to $2 per barrel.

On April 11, 2007, TRU Oiltech filed with the United States Patent and Trademark Office a patent application titled, “Method of Upgrading Heavy Crude Oil.” and is now commencing the business development phase for this technology.

TRU Oiltech intends to seek out partnerships with oil producers that will lead to licensing revenue from the commercial use of the TRU technology.  Tru Oiltech will obtain samples from a potential customer, then it will complete a series of tests using the TRU technology to optimize samples for upgrading.  The samples will be provided to the potential customer with test results and an economic model.  If the potential customer is satisfied with the results, then the parties will enter into a licensing agreement.  The parties will design and construct a continuous feed one-barrel-per-day pilot plant.  Then if satisfied with the results of the pilot plant, the parties will enter into a royalty agreement and then the customer will expand the TRU process to a full scale field pilot or a full scale production facility.

On February 23, 2007, Rival Technologies and TRU Oiltech entered into a joint venture agreement with Harrison Kramer Corp. (“Harrison Kramer”) that entitled Harrison Kramer a 25% interest and exclusive right to exploit the TRU technology in Venezuela until March 21, 2008.  The Orinoco Oil belt is located in eastern Venezuela and it one of the largest bitumen accumulations in the world.  The TRU technology can substantially increase the economic recoveries of Orinoco bitumen and Harrison Kramer has agreed to assist in the commercialization of the TRU technology in Venezuela.  Under the joint venture agreement, Harrison Kramer has the responsibility, out of its share of the joint venture participation, to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of the TRU technology in Venezuela.  Additionally, the parties are to share in long-term savings obtained from the use of the TRU technology in Venezuela on a ratio of a minimum of 25% of the savings for the account of Rival and Harrison Kramer.

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

CWI Technology has conducted several tests of its technology in various engines, but as of the date of this report, it has not finalized any agreements related to the licensing of this technology.

Plan of Operation

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

As noted in our last annual report on form 10-KSB, our auditors have expressed an opinion that our continued existence is dependent upon the success of capital offerings or alternative financing arrangements and expansion of operations.  As a result of equity financing, our consolidated cash position at March 31, 2007 was $315,335, and we had working capital of $219,300, but we recorded a net loss of $102,584 for the three month period ended March 31, 2007.  Management believes that equity funding will provide cash for operations for the next twelve months and we are actively raising funds through equity transactions to proceed with the development of the subsidiaries’ technologies.

Rival Technologies agreed to provide $150,000 in financing to TRU Oiltech to fund research and tests aimed at obtaining a patent and developing a commercially viable process and, as of March 31, 2007, we had provided $220,577 towards this project.  In addition, we committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology.  As of March 31, 2007, we have provided $107,607 for this project.

During the past two years we relied on sales of our common stock for cash.  As of May, 2006, we had sold an aggregate of 6,543,394 shares in a Regulation “S” offering and realized gross proceeds of $2,805,782.  Regulation “S” provides for the offers and sales of restricted securities outside of the United States.  These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.

During the three month period ended March 31, 2007, we spent $16,215 on research and development and we anticipate that we will have research and development expense in future periods as our subsidiaries further develop their technologies.

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

Her evaluation identified a weakness in our disclosure controls and procedures with respect to timely gathering of information and processing of that information to allow timely filing of our reports.  We changed our independent registered accounting firm in April of 2006, but our financial information was not timely prepared and in June 2006 we returned to our former independent registered accounting firm in order to complete the filing of our past due reports.  The change of accounting firms further delayed the filing of our reports.  Management is taking steps to implement accelerated time tables for the gathering and processing of financial and non-financial information to prevent late filings in the future.

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes unregistered securities sold by Rival Technologies that have not been previously reported.

On April 6, 2007, we issued 25,000 Regulation “S” shares to Karsten Behrens in consideration for services valued at $15,353 related to our Regulation “S” offering.  We relied on an exemption from registration provided by Section 903 of Regulation “S”.  All sales are offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

ITEM 6.  EXHIBITS

Part I Exhibits

31.1

Principal Executive Officer Certification

31.2

Chief Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description

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

Date: August 13, 2007	/s/RIVAL TECHNOLOGIES, INC. Registrant By: /s/ Robin J. Harvey Robin J. Harvey President, Chief Financial Officer, Treasurer and Director

13