Form 10QSB
period 2007-06-30
RIVAL TECHNOLOGIES INC
filed 2007-08-16
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For quarterly period ended June 30, 2007

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

June 30, 2007 and 2006

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
Expressed in Canadian Dollars

ASSETS
June 30,
2007
(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$ 115,488
Receivables, net	19,238
Other current assets	1,774

Total Current Assets	136,500

PROPERTY AND EQUIPMENT, net	14,630

OTHER ASSETS

Intangible property	4,000

Total Other Assets	4,000

TOTAL ASSETS	$ 155,130

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 77,987
Related party payable	4,500
Promissory note payable	5,575

Total Current Liabilities	88,062

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST IN SUBSIDIARY	(115,743)

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized without
par value, 46,633,628 shares issued and outstanding	14,626,973
Additional paid-in capital	651,544
Accumulated other comprehensive income	56,874
Deficit accumulated during the development stage	(7,920,092)
Accumulated deficit	(7,232,488)

Total Stockholders' Equity	182,811

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 155,130

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
Expressed in Canadian Dollars
(Unaudited)
					Cumulative
					Amounts From
					Beginning of
	For the		For the		Development
	Three Months Ended		Six Months Ended		Stage
	June 30,		June 30,		(April 1, 2003) to
	2007	2006	2007	2006	June 30, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Amortization of beneficial conversion feature	-	-	-	-	82,622
Consulting	3,980	76,953	13,464	188,211	670,809
Depreciation	1,031	509	1,616	1,017	7,076
Finders' fees	-	-	-	-	665,000
Investor relations	43,068	625	67,262	55,309	660,919
Other general and administrative	45,890	38,492	119,282	70,616	691,576
Research and development	62,768	-	78,983	-	561,029

Total Operating Expenses	156,737	116,579	280,607	315,153	3,339,031

LOSS BEFORE OTHER INCOME (EXPENSE)	(156,737)	(116,579)	(280,607)	(315,153)	(3,339,031)

OTHER INCOME (EXPENSE)

Impairment of intangible property	-	-	-	-	(4,550,000)
Write off payable	-	-	-	-	23,617
Interest expense	-	-	-	-	(21,564)
Interest income	-	93	40	123	512

Total Other Income (Expense)	-	93	40	123	(4,547,435)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(156,737)	(116,486)	(280,567)	(315,030)	(7,886,466)

Provision for income taxes	-	-	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(156,737)	(116,486)	(280,567)	(315,030)	(7,886,466)

MINORITY INTEREST	14,505	15,140	35,751	30,870	119,743

NET LOSS	(142,232)	(101,346)	(244,816)	(284,160)	(7,766,723)

OTHER COMPREHENSIVE LOSS
Foreign exchange loss	-	(24,413)	-	(19,059)	(153,369)

OTHER COMPREHENSIVE LOSS	$ (142,232)	$ (125,759)	$ (244,816)	$ (303,219)	$ (7,920,092)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	46,620,368	45,058,011	46,620,368	45,058,011

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Expressed in Canadian Dollars
(Unaudited)
			Cumulative Amounts
			From Beginning of
	For the Six Months Ended		Development Stage
	June 30,		(April 1, 2003) to
	2007	2006	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for period	$ (244,816)	$ (284,160)	$ (7,766,723)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	82,622
Depreciation	1,616	1,017	7,077
Shares issued for services	15,353	-	1,411,050
Impairment of intangible property	-	-	4,550,000
Minority interest	(35,751)	(30,870)	(119,743)
Changes in assets and liabilities:
Receivables and prepayments	(3,997)	(8,511)	(19,238)
Other current assets	(434)	39,287	61,546
Accounts payable and accrued liabilities	(17,958)	(80,163)	23,446

Net Cash Used by Operating Activities	(285,987)	(363,400)	(1,769,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(12,500)	-	(21,708)

Net Cash Used by Investing Activities	(12,500)	-	(21,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debenture	-	-	24,967
Promissory note payable	-	-	5,575
Proceeds from issuance of common stock, net of issue costs	-	248,566	1,970,625

Net Cash Provided by Financing Activities	-	248,566	2,001,167

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,299	12,847	(96,495)

NET DECREASE IN CASH	(290,188)	(101,987)	113,001

CASH AT BEGINNING OF PERIOD	405,676	713,059	2,487

CASH AT END OF PERIOD	$ 115,488	$ 611,072	$ 115,488

SUPPLEMENTAL DISCLOSURES
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Settlement of accounts payable to an officer of the company	$ -	$ -	$ 54,744
Shares issued to acquire intangible property	$ -	$ -	$ 4,550,000
Shares issued for services	$ 15,353	$ -	$ 1,411,050
Shares issued to settle convertible debenture and
accrued interest payable	$ -	$ -	$ 13,729
Beneficial conversion feature recorded as
additional paid in capital	$ -	$ -	$ 94,300
Contributed capital on settlement of accounts payable	$ -	$ -	$ 7,500

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

June 30, 2007 and 2006

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2006, Annual Report on Form 10-KSB.  Operating results for the three months and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended
	June 30,
	2007	2006
Net (loss) attributable to
common shareholders	$ (142,232)	$ (125,759)

Weighted average shares
basic and diluted	46,620,368	45,058,011

Basic and diluted loss per share
(based on weighted average shares)	$ (0.00)	$ (0.00)

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

June 30, 2007 and 2006

NOTE 2 -

LOSS PER SHARE (Continued)

	For the Six Months Ended
	June 30,
	2007	2006
Net (loss) attributable to
common shareholders	$ (244,816)	$ (303,219)

Weighted average shares
basic and diluted	46,620,368	45,058,011

Basic and diluted loss per share
(based on weighted average shares)	$ (0.01)	$ (0.01)

NOTE 3 -

GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $244,816 during the six-month period ended June 30, 2007.  This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2007, the Company had cash and cash equivalents of $115,488.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2007 and 2008.  However, management cannot make any assurances that such financing will be secured.

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

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

June 30, 2007 and 2006

NOTE 4 -

INCOME TAXES (Continued)

The Company has approximately $5,650,000 of operating loss carry-forwards, which expire in various periods through 2026.  The availability of certain operating loss carry-forwards for income tax purposes is subject to certain restrictions due to Internal Revenue Code Section 382 because there was a change in control of the Company in 2001.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

The deferred tax asset consisted of the following at June 30, 2007.

Deferred tax asset:

Income tax benefit of operating loss carry forwards	$ 2,714,474
Valuation allowance	(2,714,474)

Net deferred tax asset	$ -

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

COMMON STOCK

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

We have not received, nor recorded, consolidated revenue from ongoing operations for the past two years and have relied on equity transactions to fund development of our business plan.  We anticipate that equity financings will be our primary source of funding for the next twelve months.

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

On February 23, 2007, Rival Technologies and TRU Oiltech entered into a joint venture agreement with Harrison Kramer Corp. (“Harrison Kramer”) that entitled Harrison Kramer a 25% interest and exclusive right to exploit the TRU technology in Venezuela until March 21, 2008.  The Orinoco Oil belt is located in eastern Venezuela and it is one of the largest bitumen accumulations in the world.  The TRU technology can substantially increase the economic recoveries of Orinoco bitumen and Harrison Kramer has agreed to assist in the commercialization of the TRU technology in Venezuela.  Under the joint venture agreement, Harrison Kramer has the responsibility, out of its share of the joint venture participation, to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of the TRU technology in Venezuela.  Additionally, the parties are to share in long-term savings obtained from the use of the TRU technology in Venezuela on a ratio of a minimum of 25% of the savings for the account of Rival and Harrison Kramer.

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

As reported in our last annual report on Form 10-KSB, our auditors have expressed an opinion that our continued existence is dependent upon the success of capital offerings or alternative financing arrangements and expansion of operations.  As a result of equity financing, our consolidated cash position at June 30, 2007 was $115,488, and we had working capital of $48,438, but we recorded a net loss of $244,816 for the six month period ended June 30, 2007.  Management believes that equity funding will provide cash for operations for the next twelve months and we are actively raising funds through equity transactions to proceed with the development of the subsidiaries’ technologies.

Rival Technologies agreed to provide $150,000 in financing to TRU Oiltech to fund research and tests aimed at obtaining a patent and developing a commercially viable process and, as of June 30, 2007, we had provided $220,577 towards this project.  In addition, we committed to provide M.A. Turbo with $230,000 in development and marketing funds to complete the CWI Technology.  As of June 30, 2007, we have provided $107,607 for this project.

During the past two years we relied on sales of our common stock for cash.  As of May, 2006, we had sold an aggregate of 6,543,394 shares in a Regulation “S” offering and realized gross proceeds of $2,805,782.  On April 6, 2007, we issued 25,000 Regulation “S” shares to Karsten Behrens in consideration for services valued at $15,353 related to this Regulation “S” offering.  Regulation “S” provides for the offers and sales of restricted securities outside of the United States.  These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.

During the six month period ended June 30, 2007, we spent $78,983 on research and development and we anticipate that we will have research and development expense in future periods as our subsidiaries further develop their technologies.

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

Her evaluation identified a weakness in our disclosure controls and procedures with respect to timely gathering of information and processing of that information to allow timely filing of our reports.  We changed our independent registered accounting firm in April of 2006, but our financial information was not timely prepared and in June 2006 we returned to our former independent registered accounting firm in order to complete the filing of our past due reports.  The change of accounting firms further delayed the filing of our reports.  Management is taking steps to implement accelerated time tables for the gathering and processing of financial and non-financial information to prevent late filings in the future.  Upon filing of this report we are current in our reporting obligations.

Other than as described above, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 15, 2007	/s/RIVAL TECHNOLOGIES, INC. Registrant By: /s/ Robin J. Harvey Robin J. Harvey President, Chief Financial Officer, Treasurer and Director

13