Form 10QSB
period 2007-09-30
RIVAL TECHNOLOGIES INC
filed 2007-11-14
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For quarterly period ended September 30, 2007

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

Yes  [   ]   No [X]

As of November 2, 2007, Rival Technologies, Inc. had a total of 47,008,628 shares of common stock outstanding.

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

September 30, 2007 and 2006

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
Expressed in Canadian Dollars

ASSETS
September 30,
2007
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 436,255
Receivables, net	19,251
Other current assets	1,773

Total Current Assets	457,279

PROPERTY AND EQUIPMENT, net	13,598

OTHER ASSETS
Intangible property	4,000

Total Other Assets	4,000

TOTAL ASSETS	$ 474,877

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 23,001
Related party payable	4,500
Convertible note payable	500,000
Promissory note payable	5,575

Total Current Liabilities	533,076

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST IN SUBSIDIARY	(123,319)

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized without
par value, 47,008,628 shares issued and outstanding	14,788,223
Additional paid-in capital	651,544
Accumulated other comprehensive income	40,032
Deficit accumulated during the development stage	(8,182,191)
Accumulated deficit	(7,232,488)

Total Stockholders' Equity	65,120

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 474,877

The accompanying notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
Expressed in Canadian Dollars
(Unaudited)
					Cumulative Amounts
	For the		For the		From Beginning of
	Three Months Ended		Nine Months Ended		Development Stage
	September 30,		September 30,		(April 1, 2003) to
	2007	2006	2007	2006	September 30, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Amortization of beneficial conversion feature	-	-	-	-	82,622
Consulting	184,099	30,744	197,563	112,980	854,908
Depreciation	1,033	508	2,649	1,525	8,109
Finders' fees	-	-	-	-	665,000
Investor relations	23,474	35,870	90,736	91,179	684,393
Other general and administrative	55,224	29,779	174,506	100,395	746,800
Research and development	-	47,450	78,983	153,425	561,029

Total Operating Expenses	263,830	144,351	544,437	459,504	3,602,861

LOSS BEFORE OTHER INCOME (EXPENSE)	(263,830)	(144,351)	(544,437)	(459,504)	(3,602,861)

OTHER INCOME (EXPENSE)
Impairment of intangible property	-	-	-	-	(4,550,000)
Write off payable	-	-	-	-	23,617
Interest expense	(5,845)	-	(5,845)	-	(27,409)
Interest income	-	98	40	221	512

Total Other Income (Expense)	(5,845)	98	(5,805)	221	(4,553,280)

LOSS BEFORE INCOME
TAXES AND MINORITY
INTEREST	(269,675)	(144,253)	(550,242)	(459,283)	(8,156,141)

Provision for income taxes	-	-	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(269,675)	(144,253)	(550,242)	(459,283)	(8,156,141)

MINORITY INTEREST	7,576	21,511	43,327	52,381	127,319

NET LOSS	(262,099)	(122,742)	(506,915)	(406,902)	(8,028,822)

OTHER COMPREHENSIVE LOSS

Foreign exchange gain (loss)	-	7,534	-	(11,525)	(153,369)

OTHER COMPREHENSIVE LOSS	$ (262,099)	$ (115,208)	$ (506,915)	$ (418,427)	$ (8,182,191)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	46,812,976	46,597,949	46,685,276	45,571,296

The accompany notes are an integral part of these consolidated financial statements.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Expressed in Canadian Dollars
(Unaudited)
			Cumulative Amounts
			From Beginning of
	For the Nine Months Ended		Development Stage
	September 30,		(April 1, 2003) to
	2007	2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for period	$ (506,915)	$ (406,902)	$ (8,028,822)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	82,622
Depreciation	2,649	1,525	8,110
Shares issued for services	176,603	-	1,572,300
Impairment of intangible property	-	-	4,550,000
Minority interest	(43,327)	(52,381)	(127,319)
Changes in assets and liabilities:
Receivables and prepayments	(4,010)	(11,674)	(19,251)
Other current assets	(433)	38,752	61,547
Accounts payable and accrued liabilities	(72,945)	(64,967)	(31,541)

Net Cash Used by Operating Activities	(448,378)	(495,647)	(1,932,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(12,500)	-	(21,708)
Net Cash Used by Investing Activities	(12,500)	-	(21,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debenture	-	-	24,967
Promissory note payable	-	-	5,575
Proceeds from issuance of convertible notes payable	500,000		500,000
Proceeds from issuance of common stock, net of
issue costs	-	263,066	1,970,625

Net Cash Provided by Financing Activities	500,000	263,066	2,501,167

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,543)	12,901	(113,337)

NET DECREASE IN CASH	30,579	(219,680)	433,768
CASH AT BEGINNING OF PERIOD	405,676	713,059	2,487

CASH AT END OF PERIOD	$ 436,255	$ 493,379	$ 436,255

SUPPLEMENTAL DISCLOSURES
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Settlement of accounts payable to an officer
of the company	$ -	$ -	$ 54,744
Shares issued to acquire intangible property	$ -	$ -	$ 4,550,000
Shares issued for services	$ 176,603	$ 14,500	$ 1,572,300
Shares issued to settle convertible debenture
and accrued interest payable	$ -	$ -	$ 13,729
Beneficial conversion feature recorded as
additional paid in capital	$ -	$ -	$ 94,300
Contributed capital on settlement of accounts
payable	$ -	$ -	$ 7,500

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

September 30, 2007 and December 31, 2006

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2006, Annual Report on Form 10-KSB.  Operating results for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended
	September 30,
	2007	2006

Net (loss) attributable to common shareholders	$(262,099)	$(115,208)

Weighted average shares -basic and diluted	46,812,976	46,597,949

Basic and diluted loss per share
(based on weighted average shares)	$(0.01)	$(0.00)

RIVAL TECHNOLOGIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

September 30, 2007 and December 31, 2006

NOTE 2 -

LOSS PER SHARE (Continued)

	For the Nine Months Ended
	September 30,
	2007	2006

Net (loss) attributable to common shareholders	$(506,915)	$(418,427)

Weighted average shares -basic and diluted	46,685,276	45,571,296

Basic and diluted loss per share
(based on weighted average shares)	$(0.01)	$(0.00)

NOTE 3 -

GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $506,915 during the nine-month period ended September 30, 2007.  This factor, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2007, the Company had cash and cash equivalents of $436,255.  The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2007 and 2008.  However, management cannot make any assurances that such financing will be secured.

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

RIVAL TECHNOLOGIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

September 30, 2007 and December 31, 2006

NOTE 4 -

INCOME TAXES (Continued)

The Company has approximately $5,910,000 of operating loss carry-forwards, which expire in various periods through 2026.  The availability of certain operating loss carry-forwards for income tax purposes is subject to certain restrictions due to Internal Revenue Code Section 382 because there was a change in control of the Company in 2001.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

The deferred tax asset consisted of the following at September 30, 2007.

Deferred tax asset:

Income tax benefit of operating loss carry forwards	$2,840,281
Valuation allowance	(2,840,281)

Net deferred tax asset	$-

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

On August 17, 2007, the Company issued 375,000 Common Shares pursuant to the Company’s 2005 Equity Incentive Plan to various related parties for services rendered valued at $0.43 per share, or $161,250.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a holding company operating on a consolidated basis with our wholly-owned subsidiary, CWI Technology, Inc., and our majority-owned subsidiary, TRU Oiltech, Inc.  These subsidiaries are development stage companies engaged in the business of developing technologies related to diesel engines and an upgrading process for heavy crude oil.  Our subsidiaries are in the licensing and marketing stage for these technologies.

During the third quarter of 2007 Douglas B. Thomas was appointed as President and Chief Executive Officer of Rival Technologies (See Part II, Item 5, below).  He brings extensive worldwide oilfield experience to the company and his experience will be useful as we move to commercialize our recently patented TRU™ process and TRULITE™ synthetic crude oil.  Also during the third quarter of 2997, we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent registered public accounting firm.  We believe these changes have improved our position for further development of the company and our subsidiaries, described below.

TRU Oiltech, Inc. – develops and markets the TRU™ process which is a mild thermal reagent-based upgrading process added to heavy crude oil and oil sands bitumen that improves viscosity for transfer in pipeline systems.  The TRU process creates TRULITE™ synthetic crude oil.  Management believes this process could reduce costs for oil producers that transfer millions of barrels of heavy crude each day.  Generally, adding diluent or condensates to heavier oils represents 30% of the total cost per barrel of blended heavy oils.  The TRU™ process may potentially reduce this cost by $5 to $10 per barrel, and, as licensor of the technology, we anticipate receiving a fee of $1 to $2 per barrel.

TRU Oiltech intends to seek out partnerships with oil producers that will lead to licensing revenue from the commercial use of the TRU™ process.  During the first quarter of 2007 Rival Technologies and TRU Oiltech entered into a joint venture agreement with Harrison Kramer Corp. (“Harrison Kramer”) to begin commercialization of the TRU™ process in Venezuela.  The joint venture agreement entitled Harrison Kramer a 25% interest and exclusive right to exploit the TRU technology in Venezuela until March 21, 2008.  The Orinoco Oil belt is located in eastern Venezuela and it is one of the largest bitumen accumulations in the world.  The TRU technology can substantially increase the economic recoveries of Orinoco bitumen and Harrison Kramer has agreed to assist in the commercialization of the TRU technology in Venezuela.  Under the joint venture agreement, Harrison Kramer has the responsibility, out of its share of the joint venture participation, to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of the TRU technology in Venezuela.  Additionally, the parties are to share in long-term savings obtained from the use of the TRU technology in Venezuela on a ratio of a minimum of 25% of the savings for the account of Rival and Harrison Kramer.  This joint venture will be accounted for in our financial statements as a majority-owned subsidiary, adjusted for any majority interest.

During the third quarter of 2007 TRU Oiltech has targeted the heavy oil upgrading market and has initiated negotiations with potential development partners.  However, we cannot assure you that we will be successful in negotiating a final contract with these development partners.

CWI Technology, Inc.  –  develops and markets the patented CWI Technology a diesel engine technology for the automotive transportation industry called Continuous Water Injection technology.  This technology is a continuous water injection system designed to reduce harmful nitrogen oxide and smoke emissions, improve fuel efficiency and provide cleaner operations of diesel engines.  CWI Technology has conducted several tests of its technology in various engines, but as of the date of this report, it has not finalized any agreements related to the licensing of this technology.

Plan of Operation

We have not received, nor recorded, consolidated revenue from ongoing operations for the past two years and have relied on equity transactions and loans to fund development of our business plan.  As reported in our last annual report on Form 10-KSB, our auditors have expressed an opinion that our continued existence is dependent upon the success of capital offerings or alternative financing arrangements and expansion of operations.  Management is actively pursuing additional sources of equity financing sufficient enough to develop operations that will generate revenues to fund our operations.

During the past two years we have relied on sales of our common stock for cash and issued common stock in consideration for services.  During 2006 we sold an aggregate of 6,543,394 shares in a Regulation S offering and realized gross proceeds of $2,805,782.  Regulation S provides for the offers and sales of restricted securities outside of the United States.  These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.  We also issue common stock to service providers rather than use our cash.  During the 2007 third quarter we issued an aggregate of 375,000 shares of common stock valued at $161,250 under The 2005 Equity Incentive Plan of Rival Technologies, Inc. to individuals who had provided administrative services to us.

During the 2007 third quarter we borrowed $500,000 at 7% interest per annum from Epsom Investment Services NV (“Epsom”).  The promissory note is payable on or before July 30, 2008, but Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival common stock.  The conversion price will be the closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with written notice of conversion.

As a result of equity financing and loans our consolidated cash position at September 30, 2007 was $436,255 but we recorded a net loss of $506,915 for the nine month period ended September 30, 2007.  During the nine month period ended September 30, 2007, we spent $78,983 on research and development and we anticipate that we will have research and development expense in future periods as our subsidiaries further develop their technologies.  We do not anticipate hiring employees in the short term, but this action will be based upon the success of our subsidiaries’ development of their respective technology.

Our challenge for the next twelve months will be to obtain financing to assist the development of our subsidiaries’ technologies to a commercially viable application and then market them to customers.  However, our subsidiaries may be unable to develop each technology to a point where it satisfies the needs of the market.  In that case, our subsidiaries may have to research and develop other applications or we may need to abandon our business plans.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were  effective.

Our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On August 29, 2007, our board of directors appointed Douglas B. Thomas as a Director and as President and CEO of Rival Technologies.  Mr. Thomas is 54 years old and for the past twenty years he has worked as an independent marketing consultant.  He brings extensive worldwide oilfield experience to the company and his experience will be useful as we move to commercialize our recently patented TRU™ process and TRULITE™ synthetic crude oil.  He has worked on delivery of marketing initiatives of manufactured products and has introduced oilfield products to markets in North and South America, Russia, China and Australia.

ITEM 6.  EXHIBITS

Part I Exhibits

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

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

Date: November 13, 2007	RIVAL TECHNOLOGIES, INC. By: /s/ Douglas B. Thomas Douglas B. Thomas President, CEO, Secretary, Treasurer, and Director

13