Form 10-K
period 2007-12-31
RIVAL TECHNOLOGIES INC
filed 2008-04-02
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-49900

RIVAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2114971 (I.R.S. Employer Identification No.)
3155 East Patrick Lane, Suite 1, Las Vegas, Nevada (Address of principal executive offices)	89120 (Zip Code)

Registrant’s telephone number:  (866) 694-2803

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $25,753,027.

The number of shares outstanding of the registrant’s common stock as March 24, 2008 was 47,157,560.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.     Business

3

Item 1A.  Risk Factors

5

Item 2.     Properties

5

Item 3.     Legal Proceedings

5

Item 4.     Submission of Matters to a Vote of Security Holders

5

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters

                and Issuer Purchases of Equity Securities

6

Item 6.     Selected Financial Data

7

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

8

Item 8.     Financial Statements and Supplementary Data

9

Item9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

37

Item 9A.  Controls and Procedures

37

Item 9B.  Other Information

38

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

38

Item 11.  Executive Compensation

39

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

39

Item 13.  Certain Relationships and Related Transactions, and Director Independence

41

Item 14.  Principal Accountant Fees and Services

41

PART IV

Item 15.  Exhibits, Financial Statement Schedules

42

Signatures

43

In this report references to “Rival,” “Rival Technologies,” “we,” “us,” and “our” refer to Rival Technologies, Inc.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1.  BUSINESS

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

Rival Technologies incorporated TRU Oiltech, Inc, a Nevada corporation (“TRU Oiltech”), on October 31, 2005, for the purpose of acquiring, developing and marketing the TRU™ process, described below.  On October 31, 2005, Rival Technologies received 6,000,000 shares of TRU Oiltech common stock and the owners of the technology received 4,000,000 TRU Oiltech shares.  As a result TRU Oiltech is a majority-owned subsidiary of Rival Technologies.

Our Business

We are a holding company operating on a consolidated basis with our wholly-owned subsidiary, CWI Technology, Inc., and our majority-owned subsidiary, TRU Oiltech, Inc.  These subsidiaries are development stage companies engaged in the business of developing technologies related to continuous water injection in diesel engines and a primary upgrading process for heavy crude oil and bitumen.  Both subsidiaries are in the licensing and marketing stage for their technologies.

TRU Oiltech, Inc.

On September 20, 2005, we entered into a purchase agreement with G.A. Constable, Norman L. Carlson and Gerald A. Heelan, the owners of TRU Oiltech technology (“TRU process”).  The TRU™ technology is a mild, thermal reagent, primary upgrading process designed for heavy crudes and oil sands bitumen which improves viscosity for acceptance by pipeline transportation systems.  Pursuant to the terms of the purchase agreement, we incorporated TRU Oiltech and transferred the TRU Oiltech technology into TRU Oiltech.  Mr. Constable was appointed Director and President of TRU Oiltech.  Rival Technologies agreed to provide financing to TRU Oiltech to fund research and tests aimed at obtaining a patent and developing a commercially viable process.   In June 2007 Douglas B. Thomas was appointed Managing Director of TRU Oiltech.

On April 11, 2007, TRU Oiltech filed with the United States Patent and Trademark Office a patent application titled, “Method of Upgrading Heavy Crude Oil.”  Light crude oil is defined as having an API gravity higher than 31.1°, medium oil as having an API gravity between 22.3° and 31.1°, and heavy oil as having an API gravity below 22.3°.  Oil that does not flow, or cannot be pumped without being heated or diluted is called bitumen. It generally has an API gravity of less than 12°.  The bitumen mined from the oil sands deposits in the Athabasca area of Canada has an API gravity of around 8°, but can be upgraded to an API gravity of 31° to 33°. This upgraded oil is known as synthetic crude oil.

To begin the TRU™ process, a bitumen feedstock and our cracking resistant additive are introduced into a non-coking visbreaker where the bitumen is cracked, then sent for distillation.  The additive is recovered and the gas oil is sent for blending.  H2S rich off-gases from the non-coking visbreaker and distillation tower functions are re-directed for potential process fuel supply.  Next, the gas oil distillation residue is sent to a solvent deasphalter where the residual extractables (deasphalter pitch) are separated from the asphaltenes.  The solvent is recovered and the deasphalter extract is sent for blending with the gas oil.  The resulting metal free, low sulphur, ultra high yield blend  is a premium synthetic crude oil branded TRULITE™.  TRULITE™ is refinery friendly and suitable for pipeline transportation eliminating the need for diluent.

Management believes the TRU™ process could reduce costs for oil producers that transfer millions of barrels of heavy crude each day.  Generally, adding diluent or condensates to heavier oils represents 30% of the total cost per barrel of blended heavy oils.  The TRU™ process may potentially reduce this cost by $5 to $10 per barrel, and, as licensor of the technology, we anticipate receiving a licensing fee of $1 to $2 per barrel.

In January 2008 we announced that TRU Oiltech had contracted with an independent engineering consultant to provide an unbiased linear program analysis of our synthetic crude product TRULITE™.  This evaluation is ongoing and we anticipate the completion of the report during the second quarter of 2008.

Worldwide, oil sand and heavy oil resources are massive.  The prime market for this technology is in Alberta, Canada which holds three major oilsands deposits.  The Athabasca Oil Sands deposit is the largest and estimated to hold 1.3 trillion barrels of bitumen and is the primary target market for commercialization of the TRU™ process.

Additional heavy oil reserves estimated at 1.2 trillion barrels are located in Venezuela’s Orinoco heavy oil belt.  On February 23, 2007, Rival and TRU Oiltech entered into a joint venture agreement with Harrison Kramer Corp. that entitled the joint venture partner a 25% interest and exclusive right to exploit the TRU™ process in Venezuela until March 21, 2008.  The Orinoco Oil belt is located in eastern Venezuela and it is one of the largest bitumen accumulations in the world.  The TRU™ process can substantially increase the economic recoveries of Orinoco bitumen and Harrison Kramer has agreed to assist in the commercialization of the TRU™ process in Venezuela.  Under the joint venture agreement, Harrison Kramer has the responsibility, out of its share of the joint venture participation, to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of the TRU™ process in Venezuela.  Additionally, the parties are to share in long-term savings obtained from the use of the TRU™ process in Venezuela on a ratio of a minimum of 25% of the savings for the account of Rival and Harrison Kramer.  This joint venture will be accounted for in our financial statements as a majority-owned subsidiary, adjusted for any majority interest.

Our strategy for 2008 is to enter into one or more partnerships with major oil producers, and continue ongoing testing aimed at optimizing the formula’s value.  This next stage of development will allow TRU Oiltech to build a pilot production facility in conjunction with an oil company.  However, we cannot assure you that we will be successful in negotiating a final contract with these development partners.  The market for reducing viscosity of oil and oil sands is growing due to the higher demand for fuel.   We will compete directly with larger companies with longer operating histories and greater financial resources with established distribution channels.  We are likely to encounter a high degree of competition in developing a customer base for this technology.

CWI Technology, Inc.

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

In September, 2006, we announced that CWI Technology had entered into a commercial contract with Neptune Bulk Terminals, which operates switching locomotives in Vancouver, British Columbia.  On October 31, 2006 we announced that the CWI Technology had been installed on a locomotive equipped with a two-stroke naturally aspirated EMD-645 engine (1,500 HP) and field testing continues at this time.

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

Research and Development

For the year ended December 31, 2007, we spent $78,983 on research and development  related to testing of our CWI technology and TRU™ process compared to $189,589 for the year ended December 31, 2006.  We anticipate that we will continue to record research and development expenses as we continue testing our technologies for commercialization.

Employees

Rival does not have any employees at this time.

ITEM 2.  PROPERTIES

Rival’s principal administrative offices are located at 3155 East Patrick Lane, Suite 1, Las Vegas, Nevada.  We pay approximately $1,000 per year on a month-to-month basis for secretarial, photocopying, and similar services.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was listed on the OTC Bulletin Board under the symbol “RVTI” from January 1, 2006 through June 2006.  From June 2006 through the date of this filing our common stock is listed on the Pink Sheets, LLC.  Our common stock also trades on the Berlin Stock Exchange and the Frankfurt Stock Exchange and our Regulation S common stock is traded on the Berlin Stock Exchange.

The following table lists the range for the high and low closing bid prices of our common stock for each quarter for the years ended December 31, 2007 and 2006, as reported by the OTC Bulletin Board and Pink Sheets, LLC.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2007		2006
Quarter ended	High	Low	High	Low
March 31	$ 1.25	$ 0.61	$ 0.86	$0.42
June 30	1.10	0.57	0.71	0.31
September 30	0.75	0.43	0.71	0.48
December 31	0.70	0.35	0.87	0.56

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC or excluded from the definition on the basis of share price or the issuer’s net tangible assets.

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

Holders

As of March 24, 2008, we had 181 stockholders of record of our common stock, which does not include shareholders of our Regulation S common stock or shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid any dividends on our common stock.  We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 31, 2007, we issued 147,070 shares at $0.40 per share to a consultant in lieu of services.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act ..

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is based on the consolidated financial statements of Rival and CWI Technology and TRU Oiltech.  The following chart summarizes our consolidated financial statements for the years ended December 31, 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.  The 2006 year has been restated to reflect corrections for errors made in that year’s financial reports (See Note 14 to the financial statements).

	Year ended December 31 2007
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 344,836
Total current assets	346,609
Total assets	359,485
Total current liabilities	608,346
Long-term obligations	-
Accumulated deficit	(15,771,254)
Total stockholders equity	$ (248,861)

	Year ended December 31
	2007	2006
		Restated
SUMMARY OF OPERATING RESULTS
Revenues	$ -	$ -
Total operating expenses	764,943	636,108
Total other income (expense)	(18,555)	23,920
Income taxes	-	-
Net loss	(783,498)	(612,188)
Net loss per share	$ (0.02)	$ (0.01)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Plan of Operation

We have not received, nor recorded, consolidated revenue from ongoing operations for the past two years and have relied on equity transactions and loans to fund development of our business plan.  Our auditors have expressed an opinion that these factors raise substantial doubt as to our ability to continue as a going concern.  Management intends to raise funds through private placement offerings, targeting strategic partners in an effort to increase revenues and expanding revenues through strategic acquisitions.

During the past two years we have relied on debt financing, sales of our common stock for cash and we have issued common stock in consideration for services.  During 2007 we received funding from Epsom Investment Services NV (“Epsom”) under a convertible promissory note in the amount of $500,000 (USD) bearing interest of 7% per annum.  The promissory note is payable on or before July 30, 2008, but Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival common stock.  The conversion price will be the closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with written notice of conversion.

To avoid using our cash we issued an aggregate of 522,070 shares of common stock in 2007 in consideration for services valued at $220,078.  During 2006 we issued an aggregate of 27,500 shares of common stock in consideration for services valued at $18,550.

During 2006 we sold an aggregate of 3,075,336 shares in a Regulation S offering and realized gross proceeds of $482,694.  Regulation S provides for the offers and sales of restricted securities outside of the United States.  These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.

As a result of equity financing and loans our consolidated cash position at December 31, 2007 was $344,836, but we recorded a net loss of $783,498 for the year ended December 31, 2007.  During the year ended December 31, 2007, we spent $78,983 on research and development compared to $189,589 for the year ended December 31, 2006.  We anticipate that we will have research and development expense in future periods as our subsidiaries further develop their technologies.  We do not anticipate hiring employees in the short term, but this action will be based upon the success of our subsidiaries’ development of their respective technologies.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

December 31, 2007 and 2006

C O N T E N T S

Reports of Independent Registered Public Accounting Firms

10

Consolidated Balance Sheet

13

Consolidated Statements of Operations

14

Consolidated Statements of Other Comprehensive Loss

15

Consolidated Statements of Stockholders’ Equity (Deficiency in Assets)

16

Consolidated Statements of Cash Flows

22

Notes to the Consolidated Financial Statements

24

Chisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner

533 West 2600 South, Suite 25  $ Bountiful, Utah 84010  $ Phone:  (801) 292-8756  $ Fax: (801) 292-8809 $ www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Rival Technologies, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Rival Technologies, Inc.  as of December 31, 2007, and the related consolidated statements of operations, stockholders= equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company=s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company=s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rival Technologies, Inc.  as of December 31, 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses from operations, recurring negative cash flows from operations, and has limited sales of its products which raises substantial doubt about its ability to continue as a going concern.  Management=s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson

Bountiful, Utah

March 27, 2008

__________________________________________________________________

Member of AICPA, UACPA & Registered with PCAOB

Dohan and Company Certified Public Accountants a professional Association [logo]	7700 North Kendall Drive, 200 Miami, Florida 33156-7578 Telephone (305)274-1366 Facsimile (305) 274-1368 E-mail info@uscpa.com Internet www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Rival Technologies, Inc and Subsidiaries (A Development Stage Company)

Las Vegas, Nevada

We have audited the consolidated balance sheet of Rival Technologies, Inc. and Subsidiaries (A Development Stage Company), (the ACompany@) as of December 31, 2006, and the related consolidated statements of operations and other comprehensive income (loss) and cash flows for the year then ended, and cumulative amounts from beginning of development stage (April 1, 2003) to December 31, 2006 and statements of stockholders= equity (deficiency in assets) for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company=s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

[CPS logo]                                                                                                                             [agi logo]

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations.  In addition, the company has an accumulated deficit of approximately $14,907,764 as of December 31, 2006, which raises substantial doubt about its ability to continue as a going concern.  Management=s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPAs, P.A.

Miami, Florida

June 14, 2007

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet
Expressed in Canadian Dollars

ASSETS
December 31,
2007

CURRENT ASSETS

Cash and cash equivalents (Note 1)	$344,836
Other current assets	1,773

Total Current Assets	346,609

PROPERTY AND EQUIPMENT, net (Note 1 and 3)	12,876

TOTAL ASSETS	$359,485

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$107,271
Related party payable (Note 5)	4,500
Convertible note payable (Note 6)	491,000
Promissory note payable (Note 7)	5,575

Total Current Liabilities	608,346

Total Liabilities	608,346

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized without
par value, 47,157,560 shares issued and outstanding (Note 8)	14,847,051
Additional paid-in capital	651,544
Accumulated other comprehensive income	23,798
Deficit accumulated during the development stage	(8,385,397)
Accumulated deficit	(7,385,857)

Total Stockholders' Deficit	(248,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$359,485

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
Expressed in Canadian Dollars

			Cumulative
			Amounts From
			Beginning of
			Development
			Stage (April 1,
	For the Years Ended		2003) to
	December 31,		December 31,
	2007	2006	2007
		(Restated -	(Restated -
		Note 14)	Note 14)

REVENUES	$-	$-	$-

OPERATING EXPENSES

Amortization of beneficial conversion feature	-	-	82,622
Consulting	384,561	175,314	1,041,906
Depreciation	3,371	2,034	8,832
Finders' fees	-	-	665,000
Investor relations	116,689	106,687	710,346
Other general and administrative	181,339	162,484	753,632
Research and development	78,983	189,589	561,029

Total Operating Expenses	764,943	636,108	3,823,367

LOSS BEFORE OTHER INCOME (EXPENSE)	(764,943)	(636,108)	(3,823,367)

OTHER INCOME (EXPENSE)

Impairment of intangible property (Note 4)	(4,000)	-	(4,554,000)
Write off payable	-	23,617	23,617
Interest expense	(14,595)	-	(36,159)
Interest income	40	303	512

Total Other Income (Expense)	(18,555)	23,920	(4,566,030)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(783,498)	(612,188)	(8,389,397)

Provision for income taxes	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(783,498)	(612,188)	(8,389,397)

MINORITY INTEREST	-	-	4,000

NET LOSS	$(783,498)	$(612,188)	$(8,385,397)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	46,768,151	45,836,582

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss
Expressed in Canadian Dollars

			Cumulative
			Amounts From
			Beginning of
			Development
			Stage (April 1,
	For the Years Ended		2003) to
	December 31,		December 31,
	2007	2006	2007
		(Restated -	(Restated -
		Note 14)	Note 14)

NET LOSS	$(783,498)	$(612,188)	$(8,385,397)

OTHER COMPREHENSIVE LOSS

Foreign exchange gain (loss)	(24,777)	76,513	14,536

OTHER COMPREHENSIVE LOSS	$(808,275)	$(535,675)	$(8,370,861)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency in Assets)
Expressed in Canadian Dollars
(Restated - Note 14)
From Beginning of Development Stage (April 1, 2003) to December 31, 2007
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance, April 1, 2003
(beginning of development stage)	6,283,934	$ 7,008,249	$ 105,000	$ -	$ -	$ -	$ -	$ (7,385,857)	$ (272,608)

Common stock issued for intangible
property at $0.001 per share, May 2003	35,000,000	4,550,000	-	-	-	-	-	-	4,550,000

Common stock issued on exercise of
warrants at $0.15 per share, July 2003	70,000	10,500	-	-	-	-	-	-	10,500

Common stock issued for services at
$0.24 per share, August 2003	1,061,000	255,670	-	-	-	-	-	-	255,670

Common stock issued for cash at
US$0.20 per share, November 2003	168,000	45,558	-	-	-	-	-	-	45,558

Settlement of accounts payable to an
officer of the Company	-	-	54,744	-	-	-	-	-	54,744

Share subscriptions received,
December 2003	-	-	-	1,948	-	-	-	-	1,948

Net loss for the period ended
December 31, 2003	-	-	-	-	-	-	(4,805,813)	-	(4,805,813)

Balance, December 31, 2003	42,582,934	11,869,977	159,744	1,948	-	-	(4,805,813)	(7,385,857)	(160,001)

Common stock issued for cash at
US$0.25 per share, June 2004	46,900	15,609	-	(1,948)	-	-	-	-	13,661

Settlement of convertible debentures,
June 2004	30,000	13,729	-	-	-	-	-	-	13,729

Beneficial conversion feature of
convertible debentures, June 2004	-	-	94,300	-	-	-	-	-	94,300

Contributed capital on settlement of
accounts payable, June 2004	-	-	7,500	-	-	-	-	-	7,500

Balance carried forward	42,659,834	$ 11,899,315	$ 261,544	$ -	$ -	$ -	$ (4,805,813)	$ (7,385,857)	$ (30,811)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency in Assets) (Continued)
Expressed in Canadian Dollars
(Restated - Note 14)
From Beginning of Development Stage (April 1, 2003) to December 31, 2007
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	42,659,834	$ 11,899,315	$ 261,544	$ -	$ -	$ -	$ (4,805,813)	$ (7,385,857)	$ (30,811)

Common stock issued on exercise of
warrants at US$0.30 per share,
December 2004	168,000	66,075	-	-	-	-	-	-	66,075

Common stock issued, net of issue
costs, December 2004	182,399	110,039	-	-	-	-	-	-	110,039

Obligation to issue 250,000 shares of
common stock	-	-	-	-	308,945	-	-	-	308,945

Net loss for the year ended
December 31, 2004	-	-	-	-	-	-	(779,053)	-	(779,053)

Balance, December 31, 2004	43,010,233	12,075,429	261,544	-	308,945	-	(5,584,866)	(7,385,857)	(324,805)

Reg S Common stock issued for cash
at $1.40 per share, January 2005	405,464	567,080	-	-	-	-	-	-	567,080

Selling expenses of Reg S stock,
January 2005	-	(286,610)	-	-	-	-	-	-	(286,610)

Reg S common stock issued for cash
at $1.74 per share, February 2005	574,850	1,001,855	-	-	-	-	-	-	1,001,855

Selling expenses of Reg S stock,
February 2005	-	(507,431)	-	-	-	-	-	-	(507,431)

Reg S common stock issued for
services at $1.24 per share,
February 2005	250,000	308,945	-	-	(308,945)	-	-	-	-

Common stock issued on exercise of
warrants at $0.43 per share,
February 2005	10,000	4,345	-	-	-	-	-	-	4,345

Balance carried forward	44,250,547	$ 13,163,613	$ 261,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,385,857)	$ 454,434

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency in Assets) (Continued)
Expressed in Canadian Dollars
(Restated - Note 14)
From Beginning of Development Stage (April 1, 2003) to December 31, 2007
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	44,250,547	$ 13,163,613	$ 261,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,385,857)	$ 454,434

Reg S common stock issued for cash
at $1.91 per share, March 2005	226,400	431,849	-	-	-	-	-	-	431,849

Selling expenses of Reg S stock,
March 2005	-	(257,767)	-	-	-	-	-	-	(257,767)

Reg S common stock issued for
services at $1.88 per share, March 2005	5,000	9,418	-	-	-	-	-	-	9,418

Common stock issued on exercise of
warrants at $0.40 per share, March 2005	9,900	3,984	-	-	-	-	-	-	3,984

Common stock issued for services
at $1.00 per share, April 2005	120,000	120,000	-	-	-	-	-	-	120,000

Common stock issued on exercise of
warrants at $0.43 per share, April 2005	5,000	2,135	-	-	-	-	-	-	2,135

Common stock returned to treasury and
cancelled at $0.13 per share, April 2005	(3,000,000)	(390,000)	390,000	-	-	-	-	-	-

Reg S common stock issued for cash
at $1.64 per share, May 2005	177,887	291,540	-	-	-	-	-	-	291,540

Selling expenses of Reg S stock,
May 2005	-	(148,437)	-	-	-	-	-	-	(148,437)

Reg S common stock issued for cash
at $1.71 per share, June 2005	190,500	325,242	-	-	-	-	-	-	325,242

Selling expenses of Reg S stock,
June 2005	-	(168,391)	-	-	-	-	-	-	(168,391)

Reg S common stock issued for cash
at $0.97 per share, July 2005	24,752	23,886	-	-	-	-	-	-	23,886

Balance carried forward	42,009,986	$ 13,407,072	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,385,857)	$ 1,087,893

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency in Assets) (Continued)
Expressed in Canadian Dollars
(Restated - Note 14)
From Beginning of Development Stage (April 1, 2003) to December 31, 2007
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	42,009,986	$ 13,407,072	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,385,857)	$ 1,087,893

Selling expenses of Reg S stock,
July 2005	-	(12,218)	-	-	-	-	-	-	(12,218)

Common stock issued for services at
$1.25 per share, July 2005	45,000	56,250	-	-	-	-	-	-	56,250

Reg S common stock issued for cash
at $0.92 per share, August 2005	234,748	215,787	-	-	-	-	-	-	215,787

Selling expenses of Reg S stock,
August 2005	-	(105,764)	-	-	-	-	-	-	(105,764)

Reg S common stock issued for services,
at $1.33 per share, August 2005	500,000	665,000	-	-	-	-	-	-	665,000

Reg S common stock issued for cash at
$1.00 per share, September 2005	293,359	294,678	-	-	-	-	-	-	294,678

Selling expenses of Reg S stock,
September 2005	-	(272,093)	-	-	-	-	-	-	(272,093)

Reg S common stock issued for cash at
$0.90 per share, October 2005	153,450	138,706	-	-	-	-	-	-	138,706

Selling expenses of Reg S stock,
October 2005	-	(97,569)	-	-	-	-	-	-	(97,569)

Common stock issued for services at
$1.26 per share, October 2005	20,000	25,184	-	-	-	-	-	-	25,184

Reg S common stock issued for cash at
$0.71 per share, November 2005	195,349	139,607	-	-	-	-	-	-	139,607

Selling expenses of Reg S stock,
November 2005	-	(97,922)	-	-	-	-	-	-	(97,922)

Balance carried forward	43,451,892	$ 14,356,718	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,385,857)	$ 2,037,539

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency in Assets) (Continued)
Expressed in Canadian Dollars
(Restated - Note 14)
From Beginning of Development Stage (April 1, 2003) to December 31, 2007
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	43,451,892	$ 14,356,718	$ 651,544	$ -	$ -	$ -	$ (5,584,866)	$ (7,385,857)	$ 2,037,539

Reg S common stock issued for cash at
$0.63 per share, December 2005	53,900	34,203	-	-	-	-	-	-	34,203

Selling expenses of Reg S stock,
December 2005	-	(46,417)	-	-	-	-	-	-	(46,417)

Foreign currency translation adjustments	-	-	-	-	-	(27,938)	-	-	(27,938)

Net loss for the year ended
December 31, 2005	-	-	-	-	-	-	(1,404,845)	-	(1,404,845)

Balance, December 31, 2005	43,505,792	14,344,504	651,544	-	-	(27,938)	(6,989,711)	(7,385,857)	592,542

Reg S common stock issued for cash
at $0.54 per share, January 2006	177,700	95,600	-	-	-	-	-	-	95,600

Selling expenses of Reg S stock,
January 2006	-	(47,108)	-	-	-	-	-	-	(47,108)

Reg S common stock issued for cash
at $0.42 per share, February 2006	332,197	139,300	-	-	-	-	-	-	139,300

Selling expenses of Reg S stock,
February 2006	-	(69,318)	-	-	-	-	-	-	(69,318)

Reg S common stock issued for cash
at $0.42 per share, March 2006	1,212,080	506,372	-	-	-	-	-	-	506,372

Selling expenses of Reg S stock,
March 2006	-	(429,487)	-	-	-	-	-	-	(429,487)

Reg S common stock issued for cash at
$0.39 per share, April 2006	812,433	319,060	-	-	-	-	-	-	319,060

Balance carried forward	46,040,202	$ 14,858,923	$ 651,544	$ -	$ -	$ (27,938)	$ (6,989,711)	$ (7,385,857)	$ 1,106,961

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency in Assets) (Continued)
Expressed in Canadian Dollars
(Restated - Note 14)
From Beginning of Development Stage (April 1, 2003) to December 31, 2007
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	46,040,202	$ 14,858,923	$ 651,544	$ -	$ -	$ (27,938)	$ (6,989,711)	$ (7,385,857)	$ 1,106,961

Selling expenses of Reg S stock,
April 2006	-	(286,595)	-	-	-	-	-	-	(286,595)

Reg S common stock issued for cash at
$0.25 per share, May 2006	540,926	134,619	-	-	-	-	-	-	134,619

Selling expenses of Reg S stock, May 2006	-	(113,877)	-	-	-	-	-	-	(113,877)

Common stock issued for services at
$0.75 per share, July 2006	10,000	7,500	-	-	-	-	-	-	7,500

Common stock issued for services at
$0.56 per share, August 2006	12,500	7,000	-	-	-	-	-	-	7,000

Common stock issued for services at
$0.81 per share, October 2006	5,000	4,050	-	-	-	-	-	-	4,050

Foreign currency translation adjustments	-	-	-	-	-	76,513	-	-	76,513

Net loss for the year ended
December 31, 2006	-	-	-	-	-	-	(612,188)	-	(612,188)

Balance, December 31, 2006	46,608,628	14,611,620	651,544	-	-	48,575	(7,601,899)	(7,385,857)	323,983

Common stock issued in lieu of debt at
$0.57 per share, April 2007	26,862	15,353	-	-	-	-	-	-	15,353

Common stock issued for services at
$0.43 per share, August 2007	375,000	161,250	-	-	-	-	-	-	161,250

Common stock issued for services at
$0.40 per share, December 2007	147,070	58,828	-	-	-	-	-	-	58,828

Foreign currency translation adjustments	-	-	-	-	-	(24,777)	-	-	(24,777)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	(783,498)	-	(783,498)

Balance, December 31, 2007	47,157,560	$ 14,847,051	$ 651,544	$ -	$ -	$ 23,798	$ (8,385,397)	$ (7,385,857)	$ (248,861)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Expressed in Canadian Dollars

			Cumulative
			Amounts From
			Beginning of
			Development
			Stage (April 1,
	For the Years Ended		2003) to
	December 31,		December 31,
	2007	2006	2007
		(Restated -	(Restated
		Note 14)	Note 14)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(783,498)	$(612,188)	$(8,385,397)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	82,622
Depreciation	3,371	2,034	8,832
Shares issued for services	220,078	18,550	1,615,775
Impairment of intangible property	4,000	-	4,554,000
Minority interest	-	-	(4,000)
Changes in assets and liabilities:
Receivables and prepayments	15,241	(12,146)	-
Other current assets	(433)	38,730	61,547
Accounts payable and accrued liabilities	26,678	(3,780)	68,082

Net Cash Used by Operating Activities	(514,563)	(568,800)	(1,998,539)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(12,500)	-	(21,708)

Net Cash Used by Investing Activities	(12,500)	-	(21,708)

CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible debenture	-	-	24,967
Promissory note payable	-	-	5,575
Proceeds from issuance of convertible notes payable	491,000	-	491,000
Proceeds from issuance of common stock, net of
issue costs	-	248,566	1,970,625

Net Cash Provided by Financing Activities	491,000	248,566	2,492,167

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(24,777)	12,851	(129,571)

NET DECREASE IN CASH	(60,840)	(307,383)	342,349

CASH AT BEGINNING OF PERIOD	405,676	713,059	2,487

CASH AT END OF PERIOD	$344,836	$405,676	$344,836

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
Expressed in Canadian Dollars

			Cumulative
			Amounts
			From
			Beginning of
			Development
			Stage (April 1,
	For the Years Ended		2003) to
	December 31,		December 31,
	2007	2006	2007
		(Restated -	(Restated -
SUPPLEMENTAL DISCLOSURES

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions:
Settlement of accounts payable to an officer of the
Company	$-	$-	$54,744
Shares issued to acquire intangible property	$-	$-	$4,550,000
Shares issued for services	$220,078	$18,550	$1,615,775
Shares issued to settle convertible debenture and
accrued interest payable	$-	$-	$13,729
Beneficial conversion feature recorded as
additional paid in capital	$-	$-	$94,300
Contributed capital on settlement of accounts
Payable	$-	$-	$7,500
Common stock issued in lieu of debt	$15,353	$-	$15,353

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Rival Technologies, Inc. is incorporated under the laws of the State of Nevada as a result of its amalgamation and merger between Rival Technologies, Inc., a British Columbia Company (“Rival BC”), and Rival Technologies, Inc. (the “Company”), a Nevada Company.  Tru Oiltech, Inc. was organized on September 20, 2005, under the laws of the State of Nevada.  The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

The Company was the exclusive licensed manufacturer and distributor worldwide of a brand of fire extinguishants and fire retardant products. The license agreement was terminated December 1999.  During the three years ended December 31, 2002, all sales were made to customers in North America.  The Company does not expect any further sales of these products and has abandoned this business effective the three-month period beginning April 1, 2003.

During the period beginning April 1, 2003, the Company acquired a new technology for reducing diesel emissions and will now focus on developing and marketing this technology.

On October 31, 2005, the Company incorporated TRU Oiltech, Inc. a Nevada corporation (“TRU Oiltech”) for the purpose of acquiring, developing and marketing the TRU Oitech technology.  On October 31, 2005, the Company received 6,000,000 shares of TRU Oiltech common stock and the owners of the technology received 4,000,000 shares of TRU Oiltech.  As a result TRU Oiltech is a majority-owned subsidiary of the Company.

On October 31, 2005, the Company incorporated CWI Technology, Inc. a Nevada corporation, as a wholly-owned subsidiary for the purpose to develop and market the CWI Technology.

Significant Accounting Polices

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

a.     Basis of Presentation

These consolidated financial statements are presented in Canadian dollars and there are no exchange restrictions.  The Company’s functional currency is the Canadian dollar. In accordance with the Statement of Financial Accounting Standard (SFAS) No. 52, “Foreign Currency Translation,” which stipulates that if the US-incorporated registrant had little or no assets and operations in the U.S., substantially all the operations were conducted in a functional currency other that the U.S. dollar, and the reporting currency selected was the same as the functional currency, then reporting in the foreign currency would produce little or no foreign currency translation effects.   The assets and liabilities denominated in foreign currency are translated into Canadian dollars at the current rate of exchange existing at period end and revenues and expenses are translated at daily exchange rates.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas, gains or losses relating from foreign currency transactions are included in the results of operations.

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

b.     Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period.  Actual results could differ from those reported.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

c.    Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

d.     Cash and Cash Equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

e.     Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well known quality financial institutions.  At times, such cash and investments may be in excess of government insurance limits.  Credit Suisse insures CHF 30,000 of funds for the bank accounts that the Company has with Credit Suisse.  At December 31, 2007, the Company had funds totaling $258,350 in excess of the insured limit.

f.     Property and Equipment

Property and equipment is recorded at cost.  Major additions and improvement are capitalized.  The cost and related accumulated depreciation of property and equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale.  Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

                   Description

Estimated Useful Life

                   Furniture and equipment

5 years

                   Computer equipment

3 years

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

g.     Intangible Property

Intangible property is recorded at cost.

The carrying value of intangible property is evaluated for potential permanent impairment on an ongoing basis at the reporting unit level.  In order to determine whether permanent impairments exists, management considers the Company’s and its subsidiaries’ financial condition as well as expected pre-tax earnings, undiscounted cash flows or market related values.  If the carrying value of intangible property of a reporting unit exceeds the fair value of the reporting unit, the carrying value of the intangible property must be written down to fair value in the year the impairment is recognized.

h.     Research and Development

Research and development costs are expensed as incurred.  Research and development costs charged to expenses were $78,983 and $189,589 for the years ended December 31, 2007 and 2006, respectively.  There are no significant agreements relating to research and development expenditures.

i.     Income Taxes

Income taxes are computed in accordance with Statement of Financial Accounting Standard (SFAS) No. 109 “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

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

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

j.     Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  In periods where losses are reported the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the years ended December 31, 2007 and 2006, there were no common stock equivalents.

k.     Newly Adopted Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

l.     Comparative Figures

Certain comparative figures have been reclassified in the prior year consolidated financial statements to conform with the presentation adopted in the current year.

m.     Segment Information

The Company operates in one reportable segment for Rival Technologies, Tru Oiltech and CWI Technology, being the diesel technology industry, in Canada and the United States of America.

n.     Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximate the carrying value based on their effective interest rates compared to current market prices.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

o.     Convertible Debt

The Company has adopted Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.”    The Company incurred debt whereby the convertible feature of the debt provides for a rate of conversion based upon the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice.  Therefore, the Company has not recorded a beneficial conversion feature on this note pursuant to EITF Issue No. 98-5 and 00-27.

NOTE 2 -

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $783,498 and $612,188 during the years ended December 31, 2007 and 2006, respectively.  The Company has historically incurred significant net losses which have resulted in an accumulated deficit of $15,771,254 at December 31, 2007.  In addition, the Company’s current liabilities exceeded its current assets by $261,737 at December 31, 2007.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of December 31, 2007, the Company had cash and cash equivalents of $344,836.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2008 and 2009.  However, management cannot make any assurances that such financing will be secured.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 3 -

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Furniture and equipment

 $

16,311

Computer equipment

5,397

Accumulated depreciation

          (8,832

)

Total property and equipment

 $

  12,876

Depreciation expense was $3,371 and $2,034 for the years ended December 31, 2007 and 2006, respectively.

NOTE 4 -

INTANGIBLE PROPERTY

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech and two other businessmen (see Note 11).  Under the terms of the agreement, the director and president along with the two other businessmen agreed to sell the TRU Technology to the Company in exchange for 4,000,000 shares of Tru Oiltech valued at 0.001 per share.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date.  Tru Oiltech issued 4,000,000 shares.  Fair value of the TRU Technology was negotiated in an arms-length transaction by the parties to be $4,000.  As of December 31, 2007, the Company determined that the intangible property was fully impaired, and recorded an impairment expense of $4,000 for the year ended December 31, 2007.

 NOTE 5 -

RELATED PARTY PAYABLE

As of December 31, 2007, there was an outstanding amount of $4,500 that was owed to an officer of the Company.  The amount is unsecured, non-interest bearing and payable on demand.

NOTE 6 -

CONVERTIBLE NOTE PAYABLE

During August 2007, the Company received $491,000 ($500,000 USD) from a company pursuant to a convertible note payable.  The note bears interest at 7% per annum, and is due on July 30, 2008.  As of December 31, 2007, accrued interest on the note totaled $14,333. Until July 30, 2008, the note holder has the right, at the holder’s option, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice (see also Note 1).

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 7 -

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $5,575 to a former director of the Company.  The note is unsecured, non-interest bearing and payable on demand.  The Company intends to redeem the promissory note in the near future.  Consequently, it is classified as a current liability in the balance sheet.

NOTE 8 -

COMMON STOCK

On September 9, 2005, the Company’s board of director’s resolved to issue and transfer 5,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock.  The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock.  There is no time limit as to when the trustee has to sell the shares of common stock.  Any shares of common stock not sold by the trustee will be returned to the Company at its request.  Accordingly, those shares of common stock have not been recorded as issued and outstanding on the consolidated balance sheet at December 31, 2007.  Effective August 1, 2005, the trustee fee was increased to 5% of the selling value of the shares of common stock.

In conjunction with the above, the Company entered into an agreement with a third party for investor relations services whereby the third party is entitled to receive a fee equal to 47% of the selling value of the shares of common stock.  Additionally, the third party is entitled to receive, on a one-time basis only, 250,000 shares of common stock which was delivered upon execution of this agreement dated November 15, 2004.  These shares were value at $1.24 per share for a total value of $308,945.  The shares were issued on February 9, 2005.  Further, during March and August of 2005, the third party received a total of 505,000 shares of common stock for investor relations services.  5,000 shares were value at $1.88 per share for a total value of $9,418, and 500,000 shares were valued at $1.33 per share for a total value of $665,000.  All issues approximated the trading price when the shares were issued.  This agreement was terminated at the end of July 2005.

Subsequently, the Company engaged a third party for investor relations services whereby the third party receives a fee equal to 43% of the selling value of the shares of common stock.  Through December 31, 2007, 6,717,326 shares of common stock had been issued by the trustee for proceeds of $2,805,782 (net of issue costs), and for investor relations and other services rendered.

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

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 8 -

COMMON STOCK (Continued)

On October 24, 2005, the Company issued 20,000 shares of common stock to a director of Tru Oiltech in consideration of engineering services provided to the Company.  The weighted average of the share price of the Company was $1.2592 for the 5 trading days prior to the issuance of the shares.  Consulting expense of $25,184 was recognized as the fair market value of the shares.  These shares were issued pursuant to an equity incentive plan that the Company has in place.

Only July 12, 2006, the Company issued 10,000 shares at $0.75 per share to a director in lieu of services.  Shares are issued as per S-8 and Director and Form 4 Insider Filing was filed.

On August 3, 2006, the Company issued 12,500 shares at $0.56 per share to a consultant in lieu of services.  Shares are issued as per S-8.

On October 26, 2006, the Company issued 5,000 shares at $0.81 per share to a consultant in lieu of services.  Shares are issued as per S-8.

On April 6, 2007, the Company issued 26,862 shares at $0.57 per share to an individual in lieu of investor relations debt incurred during 2006, as described above.

On August 17, 2007, the Company issued 375,000 shares at $0.43 per share to various related parties for services rendered.  These shares were issued pursuant to an equity incentive plan that the Company has in place.

On December 31, 2007, the Company issued 147,070 shares at $0.40 per share to a consultant in lieu of services

Reg S shareholders have the same voting and dividend rights as common shareholders, being one vote per share present at any shareholder meeting of the Company.  The Company does not intend to issue dividends at this time.

As of December 31, 2007, there were no stock options outstanding.

NOTE 9 -

INCOME TAXES

Income taxes are computed in accordance with Statement of Financial Accounting Standard (SFAS) No. 109 (SFAS 109) “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 9 -

INCOME TAXES (Continued)

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company has approximately $6,190,000 of operating loss carry-forwards, which expire in various periods through 2027.  The availability of certain operating loss carry-forwards for income tax purposes is subject to certain restrictions due to Internal Revenue Code Section 382 because there was a change in control of the Company in 2001.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 48% as follows:

	For the Years Ended
	December 31,
	2007	2006
Income tax benefit of operating
loss carry forwards	$ 376,100	$ 293,800
Change in valuation	(376,100)	(293,800)
	$ -	$ -

The deferred tax asset consisted of the following at December 31, 2007.

Deferred tax asset:

Income tax benefit of operating loss carry forwards	$ 2,970,000
Valuation allowance	(2,970,000)
Net deferred tax asset	$ -

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 10 -

LOSS PER SHARE

Following is a reconciliation of the loss per share for the years ended December 31, 2007 and 2006

:

	December 31,
	2007	2006	2006
		Restated	As Reported
Net (loss) attributable to
common shareholders	$ (783,498)	$ (612,188)	$ (543,748)

Weighted average shares
basic and diluted	46,768,151	45,836,582	45,836,582

Basic and diluted loss per share
(based on weighted average shares)	$ (0.02)	$ (0.01)	$ (0.01)

NOTE 11 - BUSINESS COMBINATION

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech (See Note 4).  The purpose of the business combination was to acquire a majority interest in the new technology for reducing diesel emissions (See Note 1).  The agreement provides that the Company be issued 6,000,000 shares of Tru Oiltech common stock valued at $0.001 per share.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date.  Tru Oiltech accordingly issued 6,000,000 shares to the Company making it a 60% majority shareholder.  The agreement also provides that the Company will provide additional financing of $150,000.  As of December 31, 2007, the Company had advanced $268,577 toward that financing, which amount is eliminated in the consolidation.

NOTE 12 – AMALGAMATION AGREEMENT

The Company and Rival Technologies, Inc. (“Rival Nevada”) have agreed to amalgamate and merge pursuant to an agreement dated September 6, 2005.  Rival Nevada was incorporated in the State of Nevada on September 2, 2005, and was inactive and a wholly-owned subsidiary of the Company at the time of the amalgamation and merger.  The provisions of the agreement provide for the Company to have its jurisdiction in the State of Nevada.  All issued and outstanding shares of the Company shall remain outstanding.  The amalgamation agreement took effect on October 14, 2005.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 13 -

JOINT VENTURE AGREEMENT

On February 23, 2007, the Company and its subsidiary, TRU Oiltech, entered into a joint venture agreement that entitled the joint venture partner a 25% interest and exclusive right to exploit the TRU Oiltech technology in Venezuela until March 2008.  The joint venture partner has the responsibility, out of its share of joint venture participation, to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of the Company’s technology in Venezuela.  Additionally, the Company and the joint venture partner are to share in long-term savings obtained from the use of Rival’s technology in Venezuela on a ratio of a minimum of 25% of the savings for the account of the Company and joint venture partner.  No significant transactions have occurred with this joint venture through the date of this report.

NOTE 14 -

CORRECTION OF AN ERROR

Subsequent to the year ended December 31, 2007, management of the Company discovered an error related to the consolidated financial statements for the years ended December 31, 2006 and 2005.  During the years ended December 31, 2006 and 2005, the Company’s majority-owned subsidiary, TRU Oiltech, incurred net losses of $171,101 and $38,880, respectively.  The Company erroneously recorded the proportionate share of the net losses, $68,440 and $15,552, as minority interest on the consolidated balance sheet, consolidated statements of operations and consolidated statements of other comprehensive loss, as of and for the years ended December 31, 2006 and 2005, respectively.  Only $4,000 of the $15,552 net loss for the year ended December 31, 2005 should have been recorded as minority interest, reducing the minority shareholders basis to zero.  No additional amount of the net loss should have been recorded to minority interest for the year ended December 31, 2006 since the minority shareholder’s initial investment had already been reduced to $-0- during the year ended December 31, 2005.

Accordingly, the Company has restated the consolidated financial statements to reflect this error.  The effect to the financial statements is as follows:

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian Dollars)

December 31, 2007

NOTE 14 -

CORRECTION OF AN ERROR (Continued)

Consolidated Statement of Operations
For the Year Ended December 31, 2006
	As	As Previously	Net
	Restated	Recorded	Change

Minority interest (share of net loss)	$ -	$ 68,440	$ (68,440)
Net loss	$ 612,188	$ 543,748	$ 68,440
Basic and diluted net loss per share	$ (0.01)	$ (0.01)	$ -

Consolidated Statement of Other
Comprehensive Loss
For the Year Ended December 31, 2006
	As	As Previously	Net
	Restated	Recorded	Change

Foreign exchange gain (loss)	$ 76,513	$ (63,662)	$ 140,175
Other comprehensive loss	$ 535,675	$ 607,410	$ (71,735)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

In our current report on Form 8-K, dated April 6, 2006 and filed April 12, 2006, we reported that our independent registered public accounting firm, Dohan and Company, CPA’s, P.A. declined to stand for re-election and we had engaged Kyle L. Tingle, CPA, LLC to serve as our independent registered public accounting firm on April 7, 2006.  However, on June 15, 2006, we filed a current report on Form 8-K, dated June 9, 2006, that disclosed that we had dismissed Kyle L. Tingle, CPA, LLC and we again engaged Dohan and Company, CPA’s, P.A., as our independent registered public accounting firm.

In our current report on Form 8-K, dated August 29, 2007 and filed September 5, 2007, we reported that our board of directors had approved the dismissal of Dohan and Company, CPA’s, P.A. as our independent registered public accounting firm.  In our current report on Form 8-K, dated September 13, 2007 and filed September 14, 2007, we reported that we had engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

•

Our Chief Executive Officer, who is also our principal financial officer, is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance  with generally accepted accounting principles.  The policies and procedures include:  maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2007, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Biographical information about our executive officer and director is set forth below.  Our bylaws require at least one director to serve until he is replaced by a qualified director.  Our executive officers are chosen by our Board of Directors and serve at its discretion.

Name	Age	Position Held	Term of Directorship
Douglas B. Thomas	54	President, Chief Executive Officer Secretary/Treasurer and Director	From August 2007 until next annual meeting

On August 29, 2007, our board of directors appointed Douglas B. Thomas to the positions of Director, President and CEO of Rival Technologies.  Mr. Thomas serves as  Managing Director of TRU Oiltech, our majority-owned subsidiary.  Mr. Thomas has worked for the past twenty years as an independent marketing consultant.  He brings extensive worldwide oilfield experience to the company and his experience will be useful as we move to commercialize our recently patented TRU™ process and TRULITE™ synthetic crude oil.  He has worked on delivery of marketing initiatives of manufactured products and has introduced oilfield products to markets in North and South America, Russia, China and Australia.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us during the fiscal year ended December 31, 2007, we believe Douglas B. Thomas filed late one Form 3, Robin J. Harvey filed late one Form 4 related to one transaction, and Rockridge Capital Corp filed late three Forms 4 related to four transactions.

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

Committees

We are a smaller reporting company with only one director and officer who has an active role in our operations.   As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our director acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our principal executive officer for the past two fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Douglas B. Thomas CEO	2007	$ 30,000 (1)	$ 86,000 (2)	$ 116,000
	2006	-	-	-
Robin J. Harvey Former CFO	2007	$ 2,000 (1)	$ 21,500 (3)	$ 23,500
	2006	$ 14,000 (1)	$ 6,800 (4)	$ 20,800

(1) In Canadian dollars.

(2) Represents the fair value of 200,000 shares issued under the 2005 Equity Incentive Plan.

(3) Represents the fair value of 50,000 shares issued under the 2005 Equity Incentive Plan.

(4) Represents the fair value of 10,000 shares issued under the 2005 Equity Incentive Plan

We have not entered into an employment contract with our executive officer and as our sole director he determines the amount of his compensation.

Outstanding Equity Awards

Our named executive officer does not hold any outstanding equity awards as of December 31, 2007.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	4,532,500
Equity compensation plans not approved by security holders	0	$ 0.00	0
Total	0	$ 0.00	4,532,500

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

On June 30, 2005, we filed a registration statement on Form S-8 (Registration No. 333-126241) which registered the 5,000,000 common shares to be issued under the Plan.  As of December 31, 2007, our Board has granted 467,500 common shares to consultants and advisors pursuant to the Plan.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially 5% or more of our outstanding common stock and ownership of our management.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 47,157,560 shares of common stock outstanding as of March 24, 2008.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Rockridge Capital Corp. 1 Beim Antonskraiz, Bridel, Luxembourg 8116	13,240,000	28.1

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Douglas B. Thomas 3155 East Patrick Lane, Suite 1 Las Vegas, NV 89120	200,000	Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Since the beginning of our past fiscal year we have not engaged in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

We do not have an independent director, as defined by NASD Rule 4200(a)(15), serving on our board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for 2007 by our independent registered public accounting firm, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, and for 2006 by our former independent registered public accounting firm, Dohan & Company, CPA’s PA, in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2007	2006
Audit fees	$ 28,092	$ 39,600
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the accounting firm review of our financial statements included in quarterly reports, along with services normally provided by the firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

Pre-approval Policies

We do not have a standing audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1  Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

RIVAL TECHNOLOGIES, INC.

By: /s/ Douglas B. Thomas

Douglas B. Thomas

President, CEO,

Secretary, Treasurer, and Director

Date: April 2, 2008