Form 10-Q
period 2008-03-31
RIVAL TECHNOLOGIES INC
filed 2008-05-14
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-49900

RIVAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2114971 (I.R.S. Employer Identification No.)
3155 East Patrick Lane, Suite 1, Las Vegas, Nevada (Address of principal executive offices)	89120 (Zip Code)

(866) 694-2803

(Registrant’s telephone number, including area code)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of May 6, 2008 was 47,157,560.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

             Consolidated Balance Sheet

3

             Consolidated Statements of Operations

4

             Consolidated Statements of Other Comprehensive Loss

5

             Consolidated Statements of Cash Flows

6

             Notes to the Consolidated Financial Statements

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 5.  Other Information

13

Item 6.  Exhibits

14

Signatures

15

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of results to be expected for any subsequent period.

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Financial Statements - Unaudited

(Expressed in Canadian Dollars)

March 31, 2008

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet
Expressed in Canadian Dollars

ASSETS
March 31,
2008
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 251,391
Prepaid expenses	20,678
Other current assets	1,170

Total Current Assets	273,239

PROPERTY AND EQUIPMENT, net	11,738

TOTAL ASSETS	$ 284,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 113,263
Related party payable	4,500
Convertible note payable	513,750
Promissory note payable	5,575

Total Current Liabilities	637,088

Total Liabilities	637,088

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized without
par value, 47,157,560 shares issued and outstanding	14,847,051
Additional paid-in capital	660,555
Accumulated other comprehensive income	5,080
Deficit accumulated during the development stage	(8,478,940)
Accumulated deficit	(7,385,857)

Total Stockholders' Deficit	(352,111)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 284,977

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
Expressed in Canadian Dollars
(Unaudited)
			Cumulative
			Amounts From
			Beginning of
	For the		Development
	Three Months Ended		Stage (April 1,
	March 31,		2003) to
	2008	2007	March 31, 2008

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Amortization of beneficial conversion feature	-	-	82,622
Consulting	14,017	9,484	1,055,923
Depreciation	1,138	585	9,970
Finders' fees	-	-	665,000
Investor relations	28,751	24,194	739,097
Other general and administrative	40,887	73,392	794,519
Research and development	-	16,215	561,029

Total Operating Expenses	84,793	123,870	3,908,160

LOSS BEFORE OTHER INCOME (EXPENSE)	(84,793)	(123,870)	(3,908,160)

OTHER INCOME (EXPENSE)
Impairment of intangible property	-	-	(4,554,000)
Write off payable	-	-	23,617
Interest expense	(8,750)	-	(44,909)
Interest income	-	40	512

Total Other Income (Expense)	(8,750)	40	(4,574,780)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(93,543)	(123,830)	(8,482,940)

Provision for income taxes	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(93,543)	(123,830)	(8,482,940)

MINORITY INTEREST	-	21,246	4,000

NET LOSS	$ (93,543)	$ (102,584)	$ (8,478,940)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	47,157,560	46,608,628

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss
Expressed in Canadian Dollars
(Unaudited)

Cumulative
Amounts From
Beginning of
	For the		Development
	Three Months Ended		Stage (April 1,
	March 31,		2003) to
	2008	2007	March 31, 2008

NET LOSS	$ (93,543)	$ (102,584)	$ (8,478,940)

Foreign exchange gain (loss)	(18,718)	-	5,080

OTHER COMPREHENSIVE LOSS	$ (112,261)	$ (102,584)	$ (8,473,860)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Expressed in Canadian Dollars
(Unaudited)
			Cumulative
			Amounts From
			Beginning of
			Development
	For the		Stage (April 1,
	Three Months Ended		2003) to
	March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (93,543)	$ (102,584)	$ (8,478,940)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	82,622
Depreciation	1,138	585	9,970
Shares issued for services	-	-	1,615,775
Impairment of intangible property	-	-	4,554,000
Options issued for services	9,011		9,011
Minority interest	-	(21,246)	(4,000)
Changes in assets and liabilities:
Receivables and prepayments	-	(773)	-
Prepaid expenses	(20,678)	-	(20,678)
Other current assets	603	(433)	62,150
Accounts payable and accrued liabilities	5,992	7,801	74,074

Net Cash Used by Operating Activities	(97,477)	(116,650)	(2,096,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(21,708)

Net Cash Used by Investing Activities	-	-	(21,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debenture	-	-	24,967
Promissory note payable	-	-	5,575
Proceeds from issuance of convertible notes payable	-	-	491,000
Proceeds from issuance of common stock, net of
issue costs	-	-	1,970,625

Net Cash Provided by Financing Activities	-	-	2,492,167

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,032	26,309	(125,539)

NET DECREASE IN CASH	(93,445)	(90,341)	248,904
CASH AT BEGINNING OF PERIOD	344,836	405,676	2,487

CASH AT END OF PERIOD	$ 251,391	$ 315,335	$ 251,391

 The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
Expressed in Canadian Dollars
(Unaudited)

Cumulative
Amounts From
Beginning of
Development
	For the		Stage (April 1,
	Three Months Ended		2003) to
	March 31,		March 31,
	2008	2007	2008

SUPPLEMENTAL DISCLOSURES

Cash Paid For:

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-Cash Transactions:

Settlement of accounts payable to an officer of the
company	$ -	$ -	$ 54,744
Shares issued to acquire intangible property	$ -	$ -	$ 4,550,000
Shares issued for services	$ -	$ -	$ 1,615,775
Shares issued to settle convertible debenture and
accrued interest payable	$ -	$ -	$ 13,729
Beneficial conversion feature recorded as
additional paid in capital	$ -	$ -	$ 94,300
Contributed capital on settlement of accounts payable	$ -	$ -	$ 7,500
Common stock issued in lieu of debt	$ -	$ -	$ 15,353

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

March 31, 2008

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 -

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  In periods where losses are reported the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Common stock equivalents, consisting of 1,032,875 in convertible note payable and accrued interest and 18,000 in options were considered but were not included in the computation of loss per share at March 31, 2008 because they would have been anti-dilutive.

Following is a reconciliation of the loss per share for the three months ended March 31, 2008 and 2007:

	For the
	Three Months Ended
	March 31,
	2008	2007

Net (loss) available to common shareholders	$ (93,543)	$ (102,584)

Weighted average shares - basic and diluted	47,157,560	46,608,628

Basic and diluted loss per share (based on weighted average shares)	$ (0.00)	$ (0.00)

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

March 31, 2008

NOTE 3 -

GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $93,543 during the three month period ended March 31, 2008.  In addition, the Company’s current liabilities exceeded its current assets by $363,819 at March 31, 2008.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2008, the Company had cash and cash equivalents of $251,391.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2008 and 2009.  However management cannot make any assurances that such financing will be secured.

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

The Company has approximately $6,290,000 of operating loss carry-forwards, which expire in various periods through 2028.  The availability of certain operating loss carry-forwards for income tax purposes is subject to certain restrictions due to Internal Revenue Code Section 382 because there was a change in control of the Company in 2001.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

March 31, 2008

NOTE 4 -

INCOME TAXES (Continued)

The deferred tax asset consisted of the following at March 31, 2008.

Deferred tax asset:

Income tax benefit of operating loss carry forwards	$ 3,018,660

Valuation allowance	(3,018,660)

Net deferred tax asset	$ -

NOTE 5 -

STOCK OPTIONS AND WARRANTS

On February 15, 2008, the Company issued to an individual options to purchase up to 18,000 shares of the Company’s common stock for consulting services.  The options vested upon their issuance.  The options have an exercise price equal to the closing price of the common stock, the day prior to the signing or renewal of the corresponding consulting agreement.  The options expire at the close of business on August 15, 2013.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123(R), “Share Based Payment” and the following assumptions: expected term of 5 ½  years, a risk free interest rate of 2.76%, a dividend yield of 0% and volatility of 142%.  Under the provisions of SFAS 123(R), additional consulting expense of $9,011 was recorded for the three months ended March 31, 2008 pursuant to the Black-Scholes option pricing model for these options.  The following table summarizes the changes in options outstanding:

Weighted
Average
	Number	Exercise
	Of Options	Price
Outstanding, as of January 1, 2008	-	$ -
Granted	18,000	0.55
Exercised	-	-
Cancelled	-	-

Outstanding and exercisable at March 31, 2008	18,000	$ 0.55

At March 31, 2008 18,000 options were exercisable.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

March 31, 2008

NOTE 5 -

STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes the changes in options outstanding and the related price for the shares of the Company’s common stock issued to an individual for consulting services.

Options Outstanding				Options Exercisable

			Weighted		Weighted
		Number	Average		Average
	Exercise	Shares	Contractual	Number	Exercise
Year	Price	Outstanding	Life (Years)	Exercisable	Price

2008	$ 0.55	18,000	5.37	18,000	$ 0.55

		18,000		18,000

NOTE 6 -

CONVERTIBLE NOTE PAYABLE

During August 2007, the Company received $513,750 ($500,000 USD) from a company pursuant to a convertible note payable.  The note bears interest at 7% per annum, and is due on July 30, 2008.  As of March 31, 2008, accrued interest on the note totaled $23,345. Until July 30, 2008, the note holder has the right, at the holder’s option, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice.  At March 31, 2008, the principal and accrued interest was convertible into 1,032,875 shares of the Company’s common stock.

In this report references to “Rival,” “Rival Technologies,” “we,” “us,” and “our” refer to Rival Technologies, Inc.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a holding company operating on a consolidated basis with our wholly-owned subsidiary, CWI Technology, Inc., and our majority-owned subsidiary, TRU Oiltech, Inc.   CWI Technology, Inc. is developing the Continuous Water Injection technology (“CWI Technology”),  which is designed to reduce harmful nitrogen oxide and smoke emissions, improve fuel efficiency and provide cleaner operations of diesel engines.  TRU Oiltech, Inc. is developing the TRU ™ process, which is a mild, thermal reagent, primary upgrading process designed for heavy crude and oil sands bitumen which improves viscosity for acceptance by pipeline transportation systems.   Both subsidiaries are development stage companies in the licensing and marketing stage for their technologies.

During the past quarter our management has been actively meeting with heavy oil producers to negotiate license agreements for the TRU™ process.  In January 2008 we announced that TRU Oiltech had contracted with an independent engineering consultant to provide an unbiased linear program analysis of our synthetic crude product TRULITE™.  In April we received that report which expressed concern regarding our testing methods and it recommended that we alter our testing methodology by undertaking a continuous feed pilot program that would simulate to a reasonable degree the expected operating conditions for a commercial production thermal cracker-solvent extraction process.  However, management believes that the  TRU™ process will provide benefits and the operation of a commercial unit can be projected from the existing test results.  We intend to seek out oil industry partners to participate in the continuing testing phase for the commercial development of the TRU™ process.

Plan of Operation

We have not received, nor recorded, consolidated revenue from ongoing operations for the past two years and have relied on equity transactions and loans to fund development of our subsidiaries’ business plans.  At March 31, 2008 we have cash and cash equivalents of $251,391, but we had negative working capital of $363,849.  We will need to raise funds during the next twelve months and management is actively pursuing additional sources of financing and targeting strategic partners to increase income.

During the past two years we have relied on debt financing and sales of our common stock for cash, and to avoid using our cash we have issued common stock in consideration for services.  For the three month period ended March 31, 2008 we have not recognized any cash flows from financing activities.  We anticipate that we will have research and development expense in future periods as our subsidiaries further develop their technologies.  We do not anticipate hiring employees in the short term, but this action will be based upon the success of our subsidiaries’ development of their respective technologies.  As of the date of this filing, we do not expect to purchase or sell a plant or equipment.

Our challenge for the next twelve months will be to obtain financing to assist the development of our subsidiaries’ technologies to a commercially viable application and then market them to customers.  However, our subsidiaries may be unable to develop each technology to a point where it satisfies the needs of the market.  In that case, our subsidiaries may have to research and develop other applications for the technologies or abandon the technologies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

$

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

$

reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

$

reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our management determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2008 we granted options to purchase 18,000 common shares to Leonardo G. Zangani in consideration for business development consulting services (See Item 5, below).  The options have an exercise price of $0.55US and expire on August 15, 2013.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 5. OTHER INFORMATION

Non-reliance on Previously Issued Financial Statements

In connection with our audit for the year ended December 31, 2007 management of Rival Technologies, Inc. discovered the minority interest in our subsidiary had been improperly recorded in the year ended December 31, 2006.  Accordingly, on March 31, 2008 our Chief Financial Officer concluded that previously issued financial statements for the fiscal year ended December 31, 2006 and the interim periods for those years should no longer be relied upon.  Investors, potential investors and other readers of our SEC filings are cautioned not to rely on the financial statements that have not been restated for the year ended December 31, 2006 and the interim periods for that fiscal year.

 The facts underlying the conclusion are as follows:  During the years ended December 31, 2006 and 2005, Rival’s majority-owned subsidiary, TRU Oiltech, incurred net losses of $171,101 and $38,880, respectively.  We erroneously recorded the proportionate share of the net losses, $68,440 and $15,552, as minority interest on the consolidated balance sheet, consolidated statements of operations and consolidated statements of other comprehensive loss, as of and for the years ended December 31, 2006 and 2005, respectively.  Only $4,000 of the $15,552 net loss for the year ended December 31, 2005 should have been recorded as minority interest, reducing the minority shareholders basis to zero.  No additional amount of the net loss should have been recorded to minority interest for the year ended December 31, 2006 since the minority shareholder’s initial investment had already been reduced to $0 during the year ended December 31, 2005.  These corrections changed our net loss of $612,188 to $543,748.

Our Chief Financial Officer discussed with our independent registered public accounting firm, Chisholm Bierwolf and Nilson, LLC, the matters disclosed in this report.  These adjustments appeared in the financial statements for the years ended December 31, 2007 and 2006 included in our annual report on Form 10-K filed April 2, 2008.

Material Agreement

On February 15, 2008 Rival entered into a consulting agreement with L.G. Zangani, LLC (“Zangani”).  Under the agreement Zangani will provide business development consulting to Rival for a six month period, terminating on August 15, 2008.  Rival agreed to pay Zangani $5,000 in advance for each month of service and granted options to Leonardo G. Zangani to purchase 18,000 shares of common stock at an exercise price of $0.55 US.  The options expire August 15, 2013.  Zangani will receive a three percent (3%) success fee only if as a result of its services Rival commences a commercial or financial relationship with one or more companies during the term of the agreement and within one year following the termination of the agreement.  The success fee is payable for a consecutive five year period following the commencement of the commercial relationship.

As additional consideration under the consulting agreement, in the event the agreement is renewed, then Rival agreed to grant to Mr. Zangani additional options to purchase 3,000 shares for every month of the renewal period at a price equal to the closing price of the common stock the day before the renewal date.

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

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

3.1

Articles of Incorporation of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.1 to Form 8-K, filed October 31, 2005)

3.2

Bylaws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)

10.1

Consulting Agreement between Rival Technologies and L.G. Zangani, LLC, dated February 15, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVAL TECHNOLOGIES, INC. By: /s/ Douglas B. Thomas Douglas B. Thomas President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer, and Director	Date: May 13, 2008

15