Form 10-Q
period 2008-06-30
RIVAL TECHNOLOGIES INC
filed 2008-08-12
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of August 11, 2008 was 47,182,560.

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

13

Item 4T.  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1A Risk Factors

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 5.  Other Information

14

Item 6.  Exhibits

14

Signatures

15

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the six month periods ended June 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Financial Statements

Unaudited

(Expressed in Canadian Dollars)

June 30, 2008

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
Expressed in Canadian Dollars
June 30,
2008
(Unaudited)
ASSETS

CURRENT ASSETS

Cash and Cash equivalents	$156,368
Receivables, net	3,424
Other current assets	1,170

Total Current assets	160,962

PROPERTY AND EQUIPMENT, net	11,155

TOTAL ASSETS	$172,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$131,172
Related party payable	4,500
Convertible note payable	509,250
Promissory note payable	5,575

Total Current Liabilities	650,497

Total Liabilities	650,497

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized without
par value, 47,182,560 shares issued and outstanding	14,857,051
Additional paid-in capital	660,555
Accumulated other comprehensive income	5,630
Deficit accumulated during the development stage	8,615,759
Accumulated deficit	7,385,857

Total Stockholders' Deficit	478,380

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$172,117

The accompanying notes are in integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
Expressed in Canadian Dollars
(Unaudited)
					Cumulative
					Amounts From
					Beginning of
	For the		For the		Development
	Three months ended		Six months ended		Stage (April 1,
	June 30,		June 30,		2003) to
	2008	2007	2008	2007	June 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Amortization of beneficial conversion feature	-	-	-	-	82,622
Consulting	42,534	3,980	56,551	13,464	1,098,457
Depreciation	582	1,031	1,720	1,616	10,552
Finders’ fees	-	-	-	-	665,000
Investor relations	31,429	43,068	60,180	67,262	770,526
Other general and administrative	53,524	45,890	94,411	119,282	848,043
Research and development	-	62,768	-	78,983	561,029

Total Operating Expense	128,069	156,737	212,862	280,607	4,036,229

LOSS BEFORE OTHER INCOME (EXPENSE)	(128,069)	(156,737)	(212,862)	(280,607)	(4,036,229)

OTHER INCOME (EXPENSE)
Impairment of intangible property	-	-	-	-	(4,554,000)
Write off payable	-	-	-	-	23,617
Interest expense	(8,750)	-	(17,500)	-	(53,659)
Interest Income	-	-	-	40	512

Total Other Income (Expense)	(8,750)	-	(17,500)	40	(4,583,530)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(136,819)	(156,737)	(230,362)	(280,567)	(8,619,759)
Provision for income taxes	-	-	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(136,819)	(156,737)	(230,362)	(280,567)	(8,619,759)

MINORITY INTEREST	-	14,505	-	35,751	4,000

NET LOSS	$(136,819)	$(142,232)	$(230,362)	$(244,816)	$(8,615,759)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC DILUTED	47,165,252	46,620,368	47,161,406	46,620,368

The accompanying notes are in integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss
Expressed in Canadian Dollars
(Unaudited)
					Cumulative
					Amounts From
					Beginning of
	For the		For the		Development
	Three months ended		Six months ended		Stage (April 1,
	June 30,		June 30,		2003) to
	2008	2007	2008	2007	June 30, 2008

NET LOSS	$(136,819)	$(142,232)	$(230,362)	$(244,816)	$(8,615,759)

Foreign exchange gain (loss)	550	-	(18,168)	-	5,630

OTHER COMPREHENSIVE LOSS	$(136,269)	$(142,232)	$(248,530)	$(244,816)	$(8,610,129)

The accompanying notes are in integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Expressed in Canadian Dollars
(Unaudited)
			Cumulative
			Amounts From
			Beginning of
	For the		Development
	Six months ended		Stage (April 1,
	June 30,		2003) to
	2008	2007	June 30,2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(230,362)	$(244,816)	$(8,615,759)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	82,622
Depreciation	1,720	1,616	10,552
Shares issued for services	10,000	15,353	1,625,775
Impairment of intangible property	-	-	4,554,000
Options issued for services	9,011	-	9,011
Minority interest	-	(35,751)	(4,000)
Changes in assets and liabilities
Receivables and prepayments	-	(3,997)	-
Prepaid expenses	(3,424)	-	(3,424)
Other current assets	603	(434)	62,150
Accounts payable and accrued liabilities	23,902	(17,958)	91,984

Net Cash Used by Operating Activities	(188,550)	(285,987)	(2,187,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(12,500)	(21,708)
Net Cash Used by Investing Activities	-	(12,500)	(21,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debenture	-	-	24,967
Promissory note payable	-	-	5,575
Proceeds from issuance of convertible notes payable	-	-	491,000
Proceeds from issuance of common stock, net of
issue costs	-	-	1,970,625
Net Cash Provided by Financing Activities	-	-	2,492,167

EFFECT OF EXCHANGE RATE CHANGES ON CASH	82	8,299	(129,489)

NET DECREASE IN CASH	(188,468)	(290,188)	153,881

CASH AT BEGINNING OF PERIOD	344,836	405,676	2,487

CASH AT END OF PERIOD	$156,368	$115,488	$156,368
The accompanying notes are in integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
Expressed in Canadian Dollars
(Unaudited)
			Cumulative
			Amounts From
			Beginning of
	For the		Development
	Six months ended		Stage (April 1,
	June 30,		2003) to
	2008	2007	June 30, 2008

SUPPLEMENTAL DISCLOSURES

Cash Paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions:
Settlement of accounts payable to an officer
of the company	$-	$-	$54,744
Shares issued to acquire intangible property	$-	$-	$4,550,000
Shares issued for services	$10,000	$15,353	$1,625,775
Shares issued to settle convertible debenture
and accrued interest payable	$-	$-	$13,729
Beneficial conversion feature recorded as
additional paid in capital	$-	$-	$94,300
Contributed capital on settlement of accounts
payable	$-	$-	$7,500
Common stock issued in lieu of debt	$-	$-	$15,353

The accompanying notes are in integral part of these financial statements

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

June 30, 2008

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB.  Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 -

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  In periods where losses are reported the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Common stock equivalents, consisting of 1,426,155 in convertible note payable and accrued interest and 18,000 in options were considered but were not included in the computation of loss per share at June 30, 2008 because they would have been anti-dilutive.

Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2008 and 2007:

	For the
	Three Months Ended
	June 30
	2008	2007
Net (loss) available to
common shareholders	$ (136,819)	$ (142,232)

Weighted average shares
basic and diluted	47,165,252	46,620,368

Basic and diluted loss per share
(based on weighted average shares)	$ (0.00)	$ (0.00)

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

June 30, 2008

NOTE 2 -

LOSS PER SHARE (Continued)

	For the
	Six Months Ended
	June 30
	2008	2007
Net (loss) available to
common shareholders	$ (230,362)	$ (244,816)

Weighted average shares
basic and diluted	47,161,406	46,620,368

Basic and diluted loss per share
(based on weighted average shares)	$ (0.00)	$ (0.01)

NOTE 3 -

GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $230,362 during the six month period ended June 30, 2008.  In addition, the Company’s current liabilities exceeded its current assets by $489,535 at June 30, 2008.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2008, the Company had cash and cash equivalents of $156,368.

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

June 30, 2008

NOTE 4 -

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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123(R), “Share Based Payment” and the following assumptions: expected term of 5 ½  years, a risk free interest rate of 2.76%, a dividend yield of 0% and volatility of 142%.  Under the provisions of SFAS 123(R), additional consulting expense of $9,011 was recorded for the six months ended June 30, 2008 pursuant to the Black-Scholes option pricing model for these options.  The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price

Outstanding as of January 1, 2008	-	$ -
Granted	18,000	0.55
Exercised	-	-
Cancelled	-	-

Outstanding and exercisable at June 30, 2008	18,000	$ 0.55

At June 30, 2008, 18,000 options were exercisable.

The following table summarizes the changes in options outstanding and the related price for the shares of the Company’s common stock issued to an individual for consulting services.

Options Outstanding				Options Exercisable
Year	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$ 0.55	18,000	5.37	18,000	$ 0.55

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

June 30, 2008

NOTE 5 -

CONVERTIBLE NOTE PAYABLE

During August 2007, the Company received $509,250 ($500,000 USD) from a company pursuant to a convertible note payable.  The note bears interest at 7% per annum, and is due on July 30, 2008.  As of June 30, 2008, accrued interest on the note totaled $32,689. Until July 30, 2008, the note holder has the right, at the holder’s option, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice.  At June 30, 2008, the principal and accrued interest was convertible into 1,426,155 shares of the Company’s common stock.

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

NOTE 6 -

COMMON STOCK

On June 2, 2008, the Company issued 25,000 Common Shares to consultants for consulting services rendered, valued at $0.40 per share, or $10,000.

In this report references to “Rival,” “Rival Technologies,” the “Company” “we,” “us,” and “our” refer to Rival Technologies, Inc.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

During the past quarters our management has been actively meeting with heavy oil producers to negotiate license agreements for the TRU™ process.  In January 2008 we announced that TRU Oiltech had contracted with an independent engineering consultant to provide an unbiased linear program analysis of our synthetic crude product TRULITE™.  In April we received that report which expressed concern regarding our testing methods and it recommended that we alter our testing methodology by undertaking a continuous feed pilot program that would simulate to a reasonable degree the expected operating conditions for a commercial production thermal cracker-solvent extraction process.  However, management believes that the TRU™ process will provide benefits and the operation of a commercial unit can be projected from the existing test results.  We intend to seek out oil industry partners to participate in the continuing testing phase for the commercial development of the TRU™ process.  However, we may be unsuccessful at negotiating a partnership agreement and in that case we will delay further development of the TRU™ process.

Financial Condition

We have not received, nor recorded, consolidated revenue from ongoing operations for the past two years and have relied on equity transactions and loans to fund development of our subsidiaries’ business plans.  At June 30, 2008 we have cash and cash equivalents of $156,368, but we had negative working capital of $489,535.  We will need to raise funds during the next twelve months and management is actively pursuing additional sources of financing and targeting strategic partners to increase income.

During the past two years we have relied on debt financing and sales of our common stock for cash, and to avoid using our cash we have issued common stock in consideration for services.  For the six month period ended June 30, 2008 we have not recognized any cash flows from financing activities.  We anticipate that we will have research and development expenses in future periods as our subsidiaries further develop their technologies.  We do not anticipate hiring employees in the short term, but this action will be based upon the success of our subsidiaries’ development of their respective technologies.  As of the date of this filing, we do not expect to purchase a plant or equipment.

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

ITEM 4T.  CONTROLS AND PROCEDURES

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

*

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

*

reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

*

reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our management determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act (ASection 404").   Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Pursuant to Section 404, our annual report for the year ended December 31, 2007 required a report by our management on the effectiveness of our internal control over financial reporting.  In our annual report for the year ended December 31, 2009 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent registered public accounting firm=s conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 2, 2008 we issued an aggregate of 25,000 shares of common stock valued at $10,000 under a financial consultant agreement.  We issued 21,250 shares to Baxter Capital Advisors, Inc. and 3,750 shares to Timothy C. Moody.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act for a private transaction not involving a public distribution.

ITEM 5. OTHER INFORMATION

Stock Trading Upgraded

The Company received approval from FINRA for its stock to return to trading on the electronic OTC Bulletin Board on June 18, 2008.  The company is current and fully reporting under the Securities Exchange Act of 1934 and continues to file all reports as required under the Act, including Forms10-K and 10-Q.

Material Agreement

On April 21, 2008, Rival entered into a financial consultant agreement with Midsouth Capital Markets Group (“MSCM”) a Georgia company.  Under the agreement MSCM will provide financial services to Rival for a six month period on a non-exclusive basis.  In connection with the services provided, the Company agreed to issue 25,000 restricted shares of common stock as compensation. The compensation vested when the Company received a clearance letter from FINRA approving an OTC Bulletin Board quotation.

Termination of Consulting Agreement

On July 15, 2008 Rival Technologies terminated the Consulting Agreement with L.G. Zangani, LLC (AZangani@), dated February 15, 2008.  Management determined it was in the best interest of the company to terminate the agreement.  Under the agreement Zangani was to provide business development consulting to Rival for a six month period, terminating on August 15, 2008.  Rival agreed to pay Zangani $5,000 in advance for each month of service and granted options to Leonardo G. Zangani to purchase 18,000 shares of common stock at an exercise price of $0.55 US.  The options expire August 15, 2013.  Zangani was to receive a three percent (3%) success fee only if as a result of its services Rival commenced a commercial or financial relationship with one or more companies during the term of the agreement, including within one year following the termination of the agreement.  The success fee is payable for a consecutive five year period following the commencement of any commercial relationship.

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

3.1

Articles of Incorporation of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.1 to Form 8-K, filed October 31, 2005)

3.2

Bylaws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)

10.1

Consulting Agreement between Rival Technologies and L.G. Zangani, LLC, dated February 15, 2008 (Incorporated by reference to exhibit 10.1 to Form 10-Q, filed May 15, 2008)

10.2

Financial Consultant Agreement between Rival Technologies and Midsouth Capital Markets Group dated April 21, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVAL TECHNOLOGIES, INC. By: /s/ Douglas B. Thomas Douglas B. Thomas President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer, and Director	Date: August 11, 2008

15