Form 10-Q/A
period 2008-06-30
RIVAL TECHNOLOGIES INC
filed 2008-08-20
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Pursuant to a limited review by the Securities and Exchange Commission (“SEC”) of our reports, the SEC has requested that we amend this quarterly report to include the December 31, 2007 financial data on the balance sheet.

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

Unaudited

(Expressed in Canadian Dollars)

June 30, 2008

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
Expressed in Canadian Dollars
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and Cash equivalents	$156,368	$344,836
Prepaid expenses	3,424	-
Other current assets	1,170	1,773

Total Current assets	160,962	346,609

PROPERTY AND EQUIPMENT, net	11,155	12,876

TOTAL ASSETS	$172,117	$359,485

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$131,172	$107,271
Related party payable	4,500	4,500
Convertible note payable	509,250	491,000
Promissory note payable	5,575	5,575

Total Current Liabilities	650,497	608,346

Total Liabilities	650,497	608,346

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized without
par value, 47,182,560 shares issued and outstanding	14,857,051	14,847,051
Additional paid-in capital	660,555	651,544
Accumulated other comprehensive income	5,630	23,798
Deficit accumulated during the development stage	(8,615,759)	(8,385,397)
Accumulated deficit	(7,385,857)	(7,385,857)

Total Stockholders' Deficit	(478,380)	(248,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$172,117	$359,485

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

3.1

Articles of Incorporation of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.1 to Form 8-K, filed October 31, 2005)

3.2

Bylaws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)

10.1

Consulting Agreement between Rival Technologies and L.G. Zangani, LLC, dated February 15, 2008 (Incorporated by reference to exhibit 10.1 to Form 10-Q, filed May 15, 2008)

10.2

Financial Consultant Agreement between Rival Technologies and Midsouth Capital Markets Group dated April 21, 2008 (Filed August 12, 2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVAL TECHNOLOGIES, INC. By: /s/ Douglas B. Thomas Douglas B. Thomas President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer, and Director	Date: August 19, 2008

15