Form 10-K/A
period 2007-12-31
RIVAL TECHNOLOGIES INC
filed 2008-09-02
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

Pursuant to a limited review of our reports by the Securities and Exchange Commission (“SEC”), the SEC has requested that we amend this annual report for the year ended December 31, 2007 to include the financial data for the year ended December 31, 2006 on the balance sheet.  In addition the SEC requested that we include a revised report from our former independent registered public accounting firm.  Other than these changes, the disclosures in this amended report are as of the initial filing date of April 2, 2008 and this report does not include subsequent events.

TABLE OF CONTENTS

PART II

Item 8.     Financial Statements and Supplementary Data.........................................................................................................

3

PART IV

Item 15.  Exhibits, Financial Statement Schedules....................................................................................................................

31

Signatures.......................................................................................................................................................................................

31

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

December 31, 2007 and 2006

C O N T E N T S

Reports of Independent Registered Public Accounting Firms

4

Consolidated Balance Sheet

7

Consolidated Statements of Operations

8

Consolidated Statements of Other Comprehensive Loss

9

Consolidated Statements of Stockholders’ Equity (Deficiency in Assets)

10

Consolidated Statements of Cash Flows

16

Notes to the Consolidated Financial Statements

18

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Rival Technologies, Inc. and Subsidiaries (A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Rival Technologies, Inc. and Subsidiaries (A Development Stage Company), (the “Company”) as of December 31, 2006, and the related consolidated statement of operations and cash flows for the year then ended December 31, 2006, and cumulative amounts from beginning of development stage (April 1, 2003) to December 31, 2006 and statements of stockholders’ equity (deficiency in assets) for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

[CPS logo]                                                                                                                             [agi logo]

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations.  In addition, the Company has an accumulated deficit of approximately $14,907,764 as of December 31, 2006, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 14 to the financial statements, the 2006 and 2005 financial statements have been restated for an error in recording of proportionate share of the net losses of the majority-owned subsidiary, TRU Oiltech, as minority interest.

/s/ Dohan and Company, CPAs, P.A.

Miami, Florida

June 14, 2007 except as to Note 14, which is August 27, 2008

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet
Expressed in Canadian Dollars

		December 31,
	December 31, 2007	2006 (Restated-Note14)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 1)	$344,836	$405,676
Other current assets	1,773	16,581

Total Current Assets	346,609	422,257

PROPERTY AND EQUIPMENT, net (Note 1 and 3)	12,876	3,747
INTANGIBLE PROPERTY	-	4,000

TOTAL ASSETS	$359,485	$430,004

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$107,271	$95,946
Related party payable (Note 5)	4,500	4,500
Convertible note payable (Note 6)	491,000	-
Promissory note payable (Note 7)	5,575	5,575

Total Current Liabilities	608,346	106,021

Total Liabilities	608,346	106,021

MINORITY INTEREST IN SUBSIDIARY	-	(79,992)
	-	(79,992)

STOCKHOLDERS' EQUITY AND DEFICIT
Common stock, 100,000,000 shares authorized without
par value, 47,157,560 shares issued and outstanding (Note 8)	14,847,051	14,611,620
Additional paid-in capital	651,544	651,544
Accumulated other comprehensive income	23,798	48,575
Deficit accumulated during the development stage	(8,385,397)	(7,675,276)
Accumulated deficit	(7,385,857)	(7,232,488)

Total Stockholders' Equity and Deficit	(248,861)	403,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY AND DEFICIT	$359,485	$430,004

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

The accompanying notes are an integral part of these financial statements.

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

Reg S common stock issued for casht
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

          (8,832)

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

Date:  August 29, 2008