Form 10-Q
period 2008-09-30
RIVAL TECHNOLOGIES INC
filed 2008-11-12
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from ___ to ___

Commission file number: 000-49900

RIVAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2114971 (I.R.S. Employer Identification No.)
375 N. Stephanie Street, Henderson, Nevada (Address of principal executive offices)	89014 (Zip Code)

(702-990-0884)

(Registrant’s telephone number, including area code)

3155 East Patrick Lane, Suite 1, Las Vegas, Nevada 89120

(Former address)

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 5, 2008 was 47,182,560.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Other Comprehensive Loss

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4T.  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

13

Item 5.  Other Information

14

Item 6.  Exhibits

14

Signatures

14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARY

(A Development Stage Company)

Unaudited Consolidated Financial Statements

(Expressed in Canadian Dollars)

September 30, 2008

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
Expressed in Canadian Dollars
	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash equivalents	$94,004	$344,836
Prepaid expenses	3,112	-
Other current assets	1,170	1,773

Total Current assets	98,286	346,609

PROPERTY AND EQUIPMENT, net	10,182	12,876

TOTAL ASSETS	$108,468	$359,485

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$156,897	$107,271
Related party payable	4,500	4,500
Convertible note payable	509,250	491,000
Promissory note payable	5,575	5,575

Total Current Liabilities	676,222	608,346

Total Liabilities	676,222	608,346

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized without par value,
47,182,560 and 47,157,560 shares issued and outstanding, respectively	14,857,051	14,847,051
Additional paid-in capital	660,555	651,544
Accumulated other comprehensive income	(4,875)	23,798
Deficit accumulated during the development stage	(8,694,628)	(8,385,397)
Accumulated deficit	(7,385,857)	(7,385,857)

Total Stockholders' Deficit	(567,754)	(248,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$108,468	$359,485

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
Expressed in Canadian Dollars
(Unaudited)
					Cumulative
					Amounts From
					Beginning of
					Development
	For the		For the		Stage (April 1,
	Three months ended		Nine months ended		2003) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Amortization of beneficial conversion feature	-	-	-	-	82,622
Consulting	-	184,099	56,551	197,563	1,098,457
Depreciation	974	1,033	2,694	2,649	11,526
Finders’ fees	-	-	-	-	665,000
Investor relations	24,452	23,474	84,632	90,736	794,978
Other general and administrative	44,693	55,224	139,104	174,506	892,736
Research and development	-	-	-	78,983	561,029

Total Operating Expense	70,119	263,830	282,981	544,437	4,106,348

LOSS BEFORE OTHER INCOME (EXPENSE)	(70,119)	(263,830)	(282,981)	(544,437)	(4,106,348)

OTHER INCOME (EXPENSE)
Impairment of intangible property	-	-	-	-	(4,554,000)
Write off payable	-	-	-	-	23,617
Interest expense	(8,750)	(5,845)	(26,250)	(5,845)	(62,409)
Interest Income	-	-	-	40	512

Total Other Income (Expense)	(8,750)	(5,845)	(26,250)	(5,805)	(4,592,280)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(78,869)	(269,675)	(309,231)	(550,242)	(8,698,628)
Provision for income taxes	-	-	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(78,869)	(269,675)	(309,231)	(550,242)	(8,698,628)

MINORITY INTEREST	-	7,576	-	43,327	4,000

NET LOSS	$(78,869)	$(262,099)	$(309,231)	$(506,915)	$(8,694,628)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	47,182,560	46,812,976	47,168,509	46,685,276

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss
Expressed in Canadian Dollars
(Unaudited)
					Cumulative
					Amounts From
					Beginning of
					Development
	For the		For the		Stage (April 1,
	Three months ended		Nine months ended		2003) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

NET LOSS	$(78,869)	$(262,099)	$(309,231)	$(506,915)	$(8,694,628)

Foreign exchange gain (loss)	(10,505)	-	(28,673)	-	(4,875)

OTHER COMPREHENSIVE LOSS	$(89,374)	$(262,099)	$(337,904)	$(506,915)	$(8,699,503)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
Expressed in Canadian Dollars
(Unaudited)
			Cumulative
			Amounts From
			Beginning of
			Development
	For the		Stage (April 1,
	Nine months ended		2003) to
	September 30,		September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309,231)	$(506,915)	$(8,694,628)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	82,622
Depreciation	2,694	2,649	11,526
Shares issued for services	10,000	176,603	1,625,775
Impairment of intangible property	-	-	4,554,000
Options issued for services	9,011	-	9,011
Minority interest	-	(43,327)	(4,000)
Changes in assets and liabilities
Receivables and prepayments	-	(4,010)	-
Prepaid expenses	(3,112)	-	(3,112)
Other current assets	603	(433)	62,150
Accounts payable and accrued liabilities	39,777	(72,945)	107,859

Net Cash Used by Operating Activities	(250,258)	(448,378)	(2,248,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(12,500)	(21,708)
Net Cash Used by Investing Activities	-	(12,500)	(21,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debenture	-	-	24,967
Promissory note payable	-	-	5,575
Proceeds from issuance of convertible notes payable	-	500,000	491,000
Proceeds from issuance of common stock,
net of issue costs	-	-	1,970,625
Net Cash Provided by Financing Activities	-	500,000	2,492,167

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(574)	(8,543)	(130,145)

NET DECREASE IN CASH	(250,832)	30,579	91,517

CASH AT BEGINNING OF PERIOD	344,836	405,676	2,487

CASH AT END OF PERIOD	$94,004	$436,255	$94,004
The accompanying notes are in integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
Expressed in Canadian Dollars
(Unaudited)
			Cumulative
			Amounts From
			Beginning of
			Development
	For the		Stage (April 1,
	Nine months ended		2003) to
	September 30,		September 30,
	2008	2007	2008

SUPPLEMENTAL DISCLOSURES

Cash Paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions:
Settlement of accounts payable to an officer
of the company	$-	$-	$54,744
Shares issued to acquire intangible property	$-	$-	$4,550,000
Shares issued for services	$10,000	$176,603	$1,625,775
Shares issued to settle convertible debenture
and accrued interest payable	$-	$-	$13,729
Beneficial conversion feature recorded as
additional paid in capital	$-	$-	$94,300
Contributed capital on settlement of accounts
payable	$-	$-	$7,500
Common stock issued in lieu of debt	$-	$-	$15,353

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

September 30, 2008

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-K.  Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 -

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  In periods where losses are reported the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Common stock equivalents, consisting of 886,631 shares of common stock in a convertible note payable and accrued interest and 18,000 in options were considered but were not included in the computation of loss per share at September 30, 2008 because they would have been anti-dilutive.

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2008 and 2007:

	For the
	Three Months Ended
	September 30
	2008	2007
Net (loss) available to
common shareholders	$ (78,869)	$ (262,099)

Weighted average shares
basic and diluted	47,182,560	46,812,976

Basic and diluted loss per share
(based on weighted average shares)	$ (0.00)	$ (0.01)

RIVAL TECHNOLGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

September 30, 2008

NOTE 2 -

LOSS PER SHARE (Continued)

	For the
	Nine Months Ended
	September 30
	2008	2007
Net (loss) available to
common shareholders	$ (309,231)	$ (506,915)

Weighted average shares
basic and diluted	47,168,509	46,685,276

Basic and diluted loss per share
(based on weighted average shares)	$ (0.01)	$ (0.01)

NOTE 3 -

GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $309,231 during the nine month period ended September 30, 2008.  In addition, the Company’s current liabilities exceeded its current assets by $577,936 at September 30, 2008.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2008, the Company had cash and cash equivalents of $94,004.

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

September 30, 2008

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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123(R), “Share Based Payment” and the following assumptions: expected term of 5 ½  years, a risk free interest rate of 2.76%, a dividend yield of 0% and volatility of 142%.  Under the provisions of SFAS 123(R), additional consulting expense of $9,011 was recorded for the nine months ended September 30, 2008 pursuant to the Black-Scholes option pricing model for these options.  The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price

Outstanding as of January 1, 2008	-	$ -
Granted	18,000	0.55
Exercised	-	-
Cancelled	-	-

Outstanding and exercisable at September 30, 2008	18,000	$ 0.55

The following table summarizes the changes in options outstanding and the related price for the shares of the Company’s common stock issued to an individual for consulting services.

Options Outstanding				Options Exercisable
Year	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$ 0.55	18,000	4.875	18,000	$ 0.55

RIVAL TECHNOLGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in Canadian Dollars

September 30, 2008

NOTE 5 -

CONVERTIBLE NOTE PAYABLE

During August 2007, the Company received $509,250 ($500,000 USD) from a company pursuant to a convertible note payable.  The note bears interest at 7% per annum, and is due on July 30, 2008.  As of September 30, 2008, accrued interest on the note totaled $59,945 (US$40,845). Until July 30, 2008, the note holder has the right, at the holder’s option, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice. At July 30, 2008, the note holder extended the note payable until September 30, 2008. For the nine months period ended September 30, 2008, the principal and accrued interest was convertible into 886,631 shares of the Company’s common stock.

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

NOTE 7 –

SUBSEQUENT EVENT

                  On October 29, 2008, the convertible note holder (See Note 5, above) extended the convertible note payable from July 30, 2008 to March 31, 2009.

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

In the last quarter, the Company moved to the second phase of the four phase business development plan of the TRU™ process; building a pilot plant. The Company commenced preliminary engineering and design for the pilot plant and construction is expected to begin in the fourth quarter of 2008 for completion in the third quarter of 2009. We are seeking financing to fund the final engineering and construction of the pilot plant and believe initial interest in the project remains positive.

Financial Condition

We have not received, nor recorded, consolidated revenue from ongoing operations for the past two years and have relied on equity transactions and loans to fund development of our subsidiaries’ business plans.  At September 30, 2008 we had cash and cash equivalents of $94,004, but we had negative working capital of $577,936.  We will need to raise funds during the next twelve months and management is actively pursuing additional sources of financing and targeting strategic partners to increase income.

During the past two years we have relied on debt financing and sales of our common stock for cash, and to avoid using our cash we have issued common stock in consideration for services.  At September 30, 2008, a convertible promissory note in the principal amount of $509,250 ($500,000 USD), with $59,945 ($40,845 USD) interest, was due; however, the holder of the note, Epsom Investment Services NV, agreed to extend the due date until March 31, 2009.  For the nine month period ended September 30, 2008, we have not recognized any cash flows from other financing activities.

We anticipate that we will have research and development expenses in future periods as our subsidiaries further develop their technologies.  We do not anticipate hiring employees in the short term, but this action will be based upon the success of our subsidiaries’ development of their respective technologies.

Our challenge for the next twelve months will be to obtain financing to engineer and build the TRU Oiltech pilot plant to assist the development of our subsidiaries’ technology to a commercially viable application.  However, we may not be able to obtain adequate financing for the TRU Oiltech pilot plant.  In addition, our subsidiaries may be unable to develop each technology to a point where it satisfies the needs of the market.  In that case, our subsidiaries may have to research and develop other applications for the technologies or abandon further development of the technologies.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

CUSIP Change

In October 2008 we changed the CUSIP number for the Regulation S common stock from CUSIP No. C788451 01 to the same CUSIP number used for our common stock, No. 768027 10 4.  Regulation S provides for the offers and sales of restricted securities outside of the United States.  An aggregate of 9,000,000 shares were issued under Regulation S and offered and sold in Europe.  All Regulation S sales were offshore transactions, with no directed selling efforts in the United States.  These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.

 ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description

3(i)

Articles of Incorporation of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.1 to Form 8-K, filed October 31, 2005)

3(ii)

Bylaws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)

10.1

Amendment (2) to Convertible Promissory Note between Rival Technologies and Epsom Investment Services NV, dated October 29, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVAL TECHNOLOGIES, INC. By: /s/ Douglas B. Thomas Douglas B. Thomas President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer, and Director	Date: November 5, 2008

14