Form 10-K
period 2008-12-31
RIVAL TECHNOLOGIES INC
filed 2009-04-15
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2008

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-49900

RIVAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2114971 (I.R.S. Employer Identification No.)
375 N. Stephanie Street, Henderson, Nevada (Address of principal executive offices)	89014 (Zip Code)

Registrant’s telephone number:  (702) 990-0884

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

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7,085,938.

The number of shares outstanding of the registrant’s common stock as April 14, 2009 was 47,182,560.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.     Business

3

Item 2.     Properties

6

Item 3.     Legal Proceedings

6

Item 4.     Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters

                and Issuer Purchases of Equity Securities

6

Item 6.     Selected Financial Data

7

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 8.     Financial Statements and Supplementary Data

9

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

38

Item 9A(T).  Controls and Procedures

38

Item 9B.  Other Information

38

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

39

Item 11.  Executive Compensation

39

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

40

Item 13.  Certain Relationships and Related Transactions, and Director Independence

42

Item 14.  Principal Accounting Fees and Services

42

PART IV

Item 15.  Exhibits, Financial Statement Schedules

42

Signatures

44

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

Our strategy for 2008 was to enter into one or more partnerships with major oil producers, and continue ongoing testing aimed at optimizing the formula’s value.  This stage of development would allow TRU Oiltech to build a pilot production facility in conjunction with an oil company.  During the past year 2008 our management has been actively meeting with heavy oil producers to negotiate license agreements for the TRUTM process. However, we have been unsuccessful at negotiating a partnership agreement as of the date of this filing and we may need to delay further development of the TRUTM process.

In the third quarter of 2008, the Company moved towards the second phase of its four phase business development plan for the TRUTM process; building a pilot plant. The Company commenced preliminary engineering and design for the pilot plant and construction is now expected to commence during the first half of 2009 subject to financing becoming available. The pilot plant will be constructed at a well known industry leader’s facilities in Eastern Canada and shipped to Alberta where it will be operated.

Our strategy for 2009 is to continue the search for development partners and to pursue opportunities for financing the final engineering and construction of the pilot plant. Management believes interest in the project remains positive. However, we cannot assure you that we will be successful in negotiating a final contract with these development partners as the market for reducing viscosity of heavy oil and oil sands has been negatively affected by the downturn occurring in the global economy.   We will compete directly with larger companies with longer operating histories and greater financial resources with established distribution channels.  We are likely to encounter a high degree of competition in developing a customer base for this technology.

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

During 2008 there have been no new developments in this subsidiary. The market for emission reductions is very competitive with many larger companies offering technologies and products to satisfy environmental clean air laws in Canada and the United States.  We will compete directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market.  We do not have an established customer base and are likely to encounter a high degree of competition in developing a customer base.

Research and Development

For the year ended December 31, 2008, we spent $0 on research and development related to testing of our CWI technology and TRU™ process compared to $73,900 for the year ended December 31, 2007.  We anticipate that we will continue to record research and development expenses as we continue testing our technologies for commercialization.

Employees

Rival does not have any employees at this time.   Our management expects to confer with consultants, attorneys and accountants as necessary.  We do not anticipate a need to engage any full-time employees so long as we are seeking financing to pursue our business plan.

ITEM 2.  PROPERTIES

Rival’s principal administrative office is located at 375 N. Stephanie Street, Suite 1411, Henderson, Nevada, 89014, USA.  The office is a registered office, and the relevant service expenses, including the secretarial, photocopying, and similar services will be charged on a month-to-month basis depending on the services provided as requirements by the Company.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the 2008 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was listed on the OTC Bulletin Board under the symbol “RVTI” from January 1, 2006 through June 2006.  From June 2006 through June 18, 2008 our common stock was listed on the Pink Sheets, LLC.  On June 18, 2008, the listing of our common stock returned to the OTC Bulletin Board. Our common stock also trades on the Berlin Stock Exchange and the Frankfurt Stock Exchange and our Regulation S common stock is traded on the Berlin Stock Exchange.  In October 2008 we changed the CUSIP number for the Regulation S common stock from CUSIP No. C788451 01 to the same CUSIP number used for our common stock, No. 768027 10 4. Regulation S provides for the offer and sale of restricted securities outside of the United States. An aggregate of 9,000,000 shares were issued under Regulation S and offered and sold in Europe. All Regulation S sales were offshore transactions, with no directed selling efforts in the United States. These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.

The following table lists the range for the high and low closing bid prices of our common stock for each quarter for the years ended December 31, 2008 and 2007, as reported by the OTC Bulletin Board and Pink Sheets, LLC.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2008		2007
Quarter ended	High	Low	High	Low
March 31	$ 0.52	$ 0.52	$ 1.25	$ 0.61
June 30	0.21	0.21	1.10	0.57
September 30	0.75	0.30	0.75	0.43
December 31	0.19	0.19	0.70	0.35

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

Holders

As of April 14, 2009, we had 181 stockholders of record of our common stock, which does not include shareholders of our Regulation S common stock or shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid any dividends on our common stock.  We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

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

During the past two years we have relied on debt financing, sales of our common stock for cash and we have issued our common stock in consideration for services.  During 2007 we received funding from Epsom Investment Services NV (“Epsom”) under a convertible promissory note in the amount of $500,000 (USD) bearing interest of 7% per annum.  The promissory note is payable on or before March 31, 2009, but Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival common stock.  The conversion price will be the closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with written notice of conversion.  As of December 31, 2008, the interest accrued on this loan is $49,595.

To avoid using our cash, in 2008 we issued an aggregate of 25,000 shares of common stock and options to purchase 18,000 shares in consideration for services valued at US$21,608.   In April 2008, Rival issue 25,000 restricted shares of common stock to Midsouth Capital Markets Group (“MSCM”) a Georgia company, for financial services for a six month period on a non-exclusive basis.  In February 2008 we entered into a consulting agreement with L.G. Zangani, LLC to provide business development consulting to Rival for a six month period, terminating on August 15, 2008.  As part of this agreement, Rival granted options to Leonardo G. Zangani to purchase 18,000 shares of common stock at an exercise price of $0.55 US.(See Item 12, below.)  During 2007 we issued an aggregate of 522,070 shares of common stock in 2007 in consideration for consultant and professional services valued at US$211,168.

As a result of equity financing and loans our consolidated cash position at December 31, 2008 was $28,860, but we recorded a net loss of $360,876 for the year ended December 31, 2008.  During the year ended December 31, 2008, we spent $0 on research and development compared to $73,900 for the year ended December 31, 2007.  We anticipate that we will have research and development expenses in future periods as our subsidiaries further develop their technologies.  We do not anticipate hiring employees in the short term, but this action will be based upon the success of our subsidiaries’ development of their respective technologies.

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

Results of Operations

The following selected financial data is based on the consolidated financial statements of Rival and CWI Technology and TRU Oiltech.  The following chart summarizes our consolidated financial statements for the years ended December 31, 2008 and 2007 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31 2008	Year ended December 31 2007
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 28,860	$ 351,526
Total current assets	30,738	353,333
Total assets	40,362	365,318
Total current liabilities	644,136	619,622
Long-term obligations	-	-
Accumulated deficit	(11,955,119)	(11,594,243)
Total stockholder’s equity	$ (603,773)	$ (254,304)

	Year ended December 31
	2008	2007

SUMMARY OF OPERATING RESULTS
Revenues	$ -	$ -
Total operating expenses	325,774	715,719
Total other income (expense)	(35,102)	(18,300)
Income taxes	-	-
Net loss	(360,876)	(734,019)
Net loss per share	$ (0.01)	$ (0.02)

Off-balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

December 31, 2008 and 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm                               10

Consolidated Balance Sheets                                                                       11

Consolidated Statements of Operations                                                         12

Consolidated Statements of Other Comprehensive Loss                                  13

Consolidated Statements of Stockholders’ Equity (Deficit)                               14-20

Consolidated Statements of Cash Flows                                                        21-22

Notes to the Consolidated Financial Statements                                             23-37

[Logo]	CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC Certified Public Accountants Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com	Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Rival Technologies, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Rival Technologies, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rival Technologies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses from operations, recurring negative cash flows from operations, and has limited sales of its products which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       /s/ Chisholm. Bierwolf, Nilson & Morrill LLC

Chisholm, Bierwolf, Nilson & Morrill LLC

Bountiful, Utah

March 27, 2009

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
Expressed in US Dollars

	December 31	December 31,
	2008	2007
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$28,860	$351,526
Other current assets	1,878	1,807

Total Current Assets	30,738	353,333

PROPERTY AND EQUIPMENT, net	9,624	11,984

TOTAL ASSETS	$40,362	365,318

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$89,981	$99,344
Accrued interest	49,595	14,595
Convertible note payable	500,000	500,000
Promissory note payable	4,559	5,683

Total Current Liabilities	644,136	619,622

Total Liabilities	644,136	619,622

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized without
par value, 47,182,560 and 47,157,560 shares issued
and outstanding, respectively	10,759,546	10,746,975
Additional paid-in capital	514,327	505,290
Accumulated other comprehensive income	77,473	87,674
Deficit accumulated during the development stage	(6,923,135)	(6,562,259)
Accumulated deficit	(5,031,984)	(5,031,984)

Total Stockholders' Equity and Deficit	(603,774)	(254,304)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,362	$365,318

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
Expressed in US Dollars
			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Years Ended		2003 to
	December 31,		December 31,
	2008	2007	2008
REVENUES	$-	$-	$-

OPERATING EXPENSES

Amortization of beneficial conversion feature	-	-	63,327
Consulting	63,953	359,814	927,601
Depreciation	2,359	3,154	9,699
Finders' fees	-	-	509,700
Investor relations	86,394	109,180	650,592
Other general and administrative	173,068	169,670	783,018
Research and development	-	73,900	443,373

Total Operating Expenses	325,774	715,719	3,387,310

LOSS BEFORE OTHER INCOME (EXPENSE)	(325,774)	(715,719)	(3,387,310)

OTHER INCOME (EXPENSE)

Impairment of intangible property (Note 4)	-	(3,743)	(3,491,167)
Write off payable	-	-	18,102
Interest expense	(35,102)	(14,595)	(66,225)
Interest income	-	37	399

Total Other Income (Expense)	(35,102)	(18,300)	(3,538,891)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(360,876)	(734,019)	(6,926,201)

Provision for income taxes	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(360,876)	(734,019)	(6,926,201)

MINORITY INTEREST	-	-	3,066

NET LOSS	$(360,876)	$(734,019)	$(6,923,135)

EARNING PER SHARE:
BASIC	$(0.01)	$(0.02)
DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,174,227	46,768,151
DILUTED	50,066,832	48,054,639

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss
Expressed in US Dollars

			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Years Ended		2003 to
	December 31,		December 31,
	2008	2007	2008

NET LOSS	$(360,876)	$(734,019)	$(6,923,135)

OTHER COMPREHENSIVE LOSS

Foreign currency exchange	(10,201)	(10,938)	77,473

OTHER COMPREHENSIVE LOSS	$(371,077)	$(744,957)	$(6,845,662)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Expressed in US Dollars
From Beginning of Development Stage (April 1, 2003) to December 31, 2008
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance, April 1, 2003
(beginning of development stage)	6,283,934	$ 4,774,720	$ 71,537	$ -	$ -	$ -	$ -	$ (5,031,984.)	$ (185,728)

Common stock issued for intangible
property at $0.001 per share, May 2003	35,000,000	3,285,601	-	-	-	-	-	-	3,285,601

Common stock issued on exercise of
warrants at $0.15 per share, July 2003	70,000	7,630	-	-	-	-	-	-	7,630

Common stock issued for services at
$0.24 per share, August 2003	1,061,000	183,369	-	-	-	-	-	-	183,369

Common stock issued for cash at
US$0.20 per share, November 2003	168,000	9,112	-	-	-	-	-	-	9,112

Settlement of accounts payable to an
officer of the Company	-	-	42,301	-	-	-	-	-	42,301

Share subscriptions received,
December 2003	-	-	-	1,484	-	-	-	-	1,484

Foreign currency translation adjustments						232,880

Net loss for the period ended
December 31, 2003	-	-	-	-	-	-	(3,527,563)	-	(3,727,563)

Balance, December 31, 2003	42,582,934	8,260,430	113,837	1,484	-	232,880	(3,527,563)	(5,031,984)	(49,084)

Common stock issued for cash at
US$0.25 per share, June 2004	46,900	11,725	-	(1,484)	-	-	-	-	10,241

Settlement of convertible debentures,
June 2004	30,000	10,099	-	-	-	-	-	-	10,099

Beneficial conversion feature of
convertible debentures, June 2004	-	-	69,364	-	-	-	-	-	69,364

Contributed capital on settlement of
accounts payable, June 2004	-	-	5,580	-	-	-	-	-	5,580

Balance carried forward	42,659,834	$ 8,282,254	$ 188,781	$ -	$ -	$ 232,880	$ (3,527,563)	$ (5,031,984)	$ (14,368)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
Expressed in US Dollars
From Beginning of Development Stage (April 1, 2003) to December 31, 2008
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	42,659,834	$ 8,282,254	$ 188,781	$ -	$ -	$ 232,880	$ (3,527,563)	$ (5,031,984))	$ (14,368)

Common stock issued on exercise of
warrants at US$0.30 per share,
December 2004	168,000	50,400	-	-	-	-	-	-	50,400

Common stock issued, net of issue
costs, December 2004	182,399	90,523	-	-	-	-	-	-	90,523

Obligation to issue 250,000 shares of
common stock	-	-	-	-	253,922	-	-	-	253,922

Foreign currency translation adjustments						(16,293)			(16,293)

Net loss for the year ended
December 31, 2004	-	-	-	-	-	-	(599,980)	-	(599,980)

Balance, December 31, 2004	43,010,233	8,423,177	188,781	-	253,922	216,586	(4,127,542)	(5,031,984)	(77,060)

Reg S Common stock issued for cash
at $1.40 per share, January 2005	405,464	464,081	-	-	-	-	-	-	464,081

Selling expenses of Reg S stock,
January 2005	-	(234,553)	-	-	-	-	-	-	(234,553)

Reg S common stock issued for cash
at $1.74 per share, February 2005	574,850	808,988	-	-	-	-	-	-	808,988

Selling expenses of Reg S stock,
February 2005	-	(409,745)	-	-	-	-	-	-	(409,745)

Reg S common stock issued for
services at $1.24 per share,
February 2005	250,000	253,922	-	-	(253,922)	-	-	-	(253,922)

Common stock issued on exercise of
warrants at $0.43 per share,
February 2005	10,000	3,509	-	-	-	-	-	-	3,509

Balance carried forward	44,250,547	$ 9,309,378	$ 188,781	$ -	$ -	$ 216,586	$ (4,127,542)	$ (5,031,984)	$ 555,219

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
Expressed in US Dollars
From Beginning of Development Stage (April 1, 2003) to December 31, 2008
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	44,250,547	$ 9,309,378	$ 188,781	$ -	$ -	$ 216,586	$ (4,127,542)	$ (5,031,984)	$ 555,219

Reg S common stock issued for cash
at $1.91 per share, March 2005	226,400	355,239	-	-	-	-	-	-	355,239

Selling expenses of Reg S stock,
March 2005	-	(212,039)	-	-	-	-	-	-	(212,039)

Reg S common stock issued for
services at $1.88 per share, March 2005	5,000	7,747	-	-	-	-	-	-	7,747

Common stock issued on exercise of
warrants at $0.40 per share, March 2005	9,900	3,277	-	-	-	-	-	-	3,277

Common stock issued for services
at $1.00 per share, April 2005	120,000	97,387	-	-	-	-	-	-	97,387

Common stock issued on exercise of
warrants at $0.43 per share, April 2005	5,000	1,723	-	-	-	-	-	-	1,723

Common stock returned to treasury and
cancelled at $0.13 per share, April 2005	(3,000,000)	(316,508)	316,508	-	-	-	-	-	-

Reg S common stock issued for cash
at $1.64 per share, May 2005	177,887	236,602	-	-	-	-	-	-	291,540

Selling expenses of Reg S stock,
May 2005	-	(118,232)	-	-	-	-	-	-	(118,232)

Reg S common stock issued for cash
at $1.71 per share, June 2005	190,500	262,113	-	-	-	-	-	-	262,113

Selling expenses of Reg S stock,
June 2005	-	(135,706)	-	-	-	-	-	-	(135,706)

Reg S common stock issued for cash
at $0.97 per share, July 2005	24,752	19,514	-	-	-	-	-	-	19,514

Balance carried forward	42,009,986	$ 9,510,505	$ 505,290	$ -	$ -	$ 216,586	$ (4,127,543)	$ (5,031,984)	$ 1,072,854

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
Expressed in US Dollars
From Beginning of Development Stage (April 1, 2003) to December 31, 2008
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	42,009,986	$ 9,510,505	$ 505,290	$ -	$ -	$ 216,586	$ (4,127,543)	$ (5,031,984)	$ 1,072,854

Selling expenses of Reg S stock,
July 2005	-	(9,982)	-	-	-	-	-	-	(9,982)

Common stock issued for services at
$1.25 per share, July 2005	45,000	45,954	-	-	-	-	-	-	45,954

Reg S common stock issued for cash
at $0.92 per share, August 2005	234,748	178,950	-	-	-	-	-	-	178,950

Selling expenses of Reg S stock,
August 2005	-	(87,709)	-	-	-	-	-	-	(87,709)

Reg S common stock issued for services,
at $1.33 per share, August 2005	500,000	551,478	-	-	-	-	-	-	551,478

Reg S common stock issued for cash at
$1.00 per share, September 2005	293,359	249,996	-	-	-	-	-	-	249,996

Selling expenses of Reg S stock,
September 2005	-	(230,836)	-	-	-	-	-	-	(230,836)

Reg S common stock issued for cash at
$0.90 per share, October 2005	153,450	117,888	-	-	-	-	-	-	117,888

Selling expenses of Reg S stock,
October 2005	-	(82,925)	-	-	-	-	-	-	(82,925)

Common stock issued for services at
$1.26 per share, October 2005	20,000	21,404	-	-	-	-	-	-	21,404

Reg S common stock issued for cash at
$0.71 per share, November 2005	195,349	118,152	-	-	-	-	-	-	118,152

Selling expenses of Reg S stock,
November 2005	-	(82,873)	-	-	-	-	-	-	(82,873)

Balance carried forward	43,451,892	$ 10,300,002	$ 505,290	$ -	$ -	$ 216,586	$ (4,127,543)	$ (5,031,984)	$ 1,862,352

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
Expressed in US Dollars
From Beginning of Development Stage (April 1, 2003) to December 31, 2008
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	43,451,892	$ 10,300,002	$ 505,290	$ -	$ -	$ 216,586	$ (4,127,543)	$ (5,031,984)	$ 1,862,352

Reg S common stock issued for cash at
$0.63 per share, December 2005	53,900	29,441	-	-	-	-	-	-	29,441

Selling expenses of Reg S stock,
December 2005	-	(39,955)	-	-	-	-	-	-	(39,955)

Foreign currency translation adjustments	-	-	-	-	-	(118,193)	-	-	(118,193)

Net loss for the year ended
December 31, 2005	-	-	-	-	-	-	(1,160,711)	-	(1,160,711)

Balance, December 31, 2005	43,505,792	10,289,489	505,290	-	-	98,394	(5,288,254)	(5,031,984)	572,934

Reg S common stock issued for cash
at $0.54 per share, January 2006	177,700	82,509	-	-	-	-	-	-	82,509

Selling expenses of Reg S stock,
January 2006	-	(40,657)	-	-	-	-	-	-	(40,657)

Reg S common stock issued for cash
at $0.42 per share, February 2006	332,197	121,215	-	-	-	-	-	-	121,215

Selling expenses of Reg S stock,
February 2006	-	(60,318)	-	-	-	-	-	-	(60,318)

Reg S common stock issued for cash
at $0.42 per share, March 2006	1,212,080	438,402	-	-	-	-	-	-	438,402

Selling expenses of Reg S stock,
March 2006	-	(371,837)	-	-	-	-	-	-	(371,837)

Reg S common stock issued for cash at
$0.39 per share, April 2006	812,433	278,294	-	-	-	-	-	-	278,294

Balance carried forward	46,040,202	$ 10,737,095	$ 505,290	$ -	$ -	$ 98,394	$ (5,288,254)	$ (5,031,984)	$ 1,020,540

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
Expressed in US Dollars
From Beginning of Development Stage (April 1, 2003) to December 31, 2008
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	46,040,202	$ 10,737,095	$ 505,290	$ -	$ -	$ 98,394	$ (5,288,254)	$ (5,031,984)	$ 1,020,540

Selling expenses of Reg S stock,
April 2006	-	(249,977)	-	-	-	-	-	-	(249,977)

Reg S common stock issued for cash at
$0.25 per share, May 2006	540,926	121,246	-	-	-	-	-	-	121,246

Selling expenses of Reg S stock, May 2006	-	(102,564)	-	-	-	-	-	-	(102,564)

Common stock issued for services at
$0.75 per share, July 2006	10,000	6,659	-	-	-	-	-	-	6,659

Common stock issued for services at
$0.56 per share, August 2006	12,500	6,248	-	-	-	-	-	-	6,248

Common stock issued for services at
$0.81 per share, October 2006	5,000	3,593	-	-	-	-	-	-	3,593

Foreign currency translation adjustments	-	-	-	-	-	219	-	-	80,891

Net loss for the year ended
December 31, 2006	-	-	-	-	-	-	(539,987)	-	(539,987)

Balance, December 31, 2006	46,608,628	10,522,300	505,290	-	-	98,613	(5,828,240)	(5,031,984)	265,979

Common stock issued in lieu of debt at
$0.57 per share, April 2007	26,862	13,506	-	-	-	-	-	-	13,506

Common stock issued for services at
$0.43 per share, August 2007	375,000	152,384	-	-	-	-	-	-	152,384

Common stock issued for services at
$0.40 per share, December 2007	147,070	58,784	-	-	-	-	-	-	58,784

Foreign currency translation adjustments	-	-	-	-	-	(10,938)	-	-	(10,936)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	(734,019)	-	(734,019)

Balance, December 31, 2007	47,157,560	$ 10,746,975	$ 505,290	$ -	$ -	$ 87,674	$ (6,562,259)	$ (5,031,984)	$ (254,304)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
Expressed in US Dollars
From Beginning of Development Stage (April 1, 2003) to December 31, 2008
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	47,157,560	$ 10,746,975	$ 505,290	$ -	$ -	$ 87,674	$ (6,562,259)	$ (5,031,984)	$ (254,304)

Valuation of stock options granted
February 2008			9,037						9,037

Common stock issued for services at
$0.50 per share, April 2008	25,000	12,571	-	-	-	-	-	-	12,571

Foreign currency translation adjustments						(10,201)			(10,201)

Net loss for the year ended
December 31, 2008	-	-	-	-	-	-	(360,876)	-	(360,876)

Balance, December 31, 2008	47,182,560	$ 10,759,546	$ 514,327	$ -	$ -	$ 77,473	$ (6,923,135)	$ (5,031,984)	$ (603,774)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Expressed in US Dollars

			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Years Ended		2003 to
	December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(360,876)	$(734,019)	$(6,923,135)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	65,899
Depreciation	2,359	3,154	9,699
Shares issued for services	12,572	211,168	1,373,732
Impairment of intangible property		3,743	3,289,343
Valuation of options	9,037	-	9,037
Minority interest	-	-	(3,743)
Changes in assets and liabilities:
Receivables and prepayments	-	15,537	-
Prepaid expenses		-
Other current assets	(71)	(441)	38,057
Accounts payable and accrued liabilities	(10,487)	12,601	35,689
Accrued interest	35,000	14,595	49,595

Net Cash Used by Operating Activities	(312,465)	(473,663)	(2,055,827)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	-	(11,984)	(19,323)

Net Cash Used by Investing Activities	-	(11,984)	(19,323)

CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible debenture	-	-	19,890
Promissory note payable	-		4,559
Proceeds from issuance of convertible notes payable	-	500,000	500,000
Proceeds from issuance of common stock, net of
issue costs	-	-	1,500,104

Net Cash Provided by Financing Activities	-	500,000	2,024,553

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,201)	(10,938)	77,473

NET INCREASE IN CASH	(322,666)	3,415	26,876

CASH AT BEGINNING OF PERIOD	351,526	348,111	1,984

CASH AT END OF PERIOD	$28,860	$351,526	$28,860

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
Expressed in US Dollars

			Cumulative
			Amounts
			From
			Beginning of
			Development
			Stage on April 1,
	For the Years Ended		2003 to
	December 31,		December 31,
	2008	2007	2008

SUPPLEMENTAL DISCLOSURES

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions:
Settlement of accounts payable to an officer of the
Company	$-	$-	$42,301
Shares issued to acquire intangible property	$-	$-	$3,285,600
Shares issued for services	$12,572	$211,168	$1,373,732
Shares issued to settle convertible debenture and
accrued interest payable	$-	$-	$10,099
Beneficial conversion feature recorded as
additional paid in capital	$-	$-	$69,364
Contributed capital on settlement of accounts
Payable	$-	$-	$5,580
Common stock issued in lieu of debt	$-	$13,506	$13,506
Options granted for services	$9,037	$-	$9,037

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

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

(Expressed in US Dollars)

December 31, 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

a.     Basis of Presentation

The Company’s current functional and reporting currency is the United States Dollar. The financial statements of the Company are presented in the United States Dollars in accordance with SFAS No.52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transaction or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Foreign Currency Translation Adjustments are included in Other

Comprehensive Income and disclosed as a separate category of Stockholders’ Equity, whereas, gains or losses relating from foreign currency transaction are included in the results of operations.

However, in the prior years, the consolidated financial statements were presented in Canadian dollars and there were no exchange restrictions.  The Company’s functional currency was the Canadian dollar. In accordance with the Statement of Financial Accounting Standard (SFAS) No. 52, “Foreign Currency Translation,” which stipulated that if the US-incorporated registrant had little or no assets and operations in the U.S., substantially all the operations were conducted in a functional currency other that the U.S. dollar, and the reporting currency selected was the same as the functional currency, then reporting in the foreign currency would produce little or no foreign currency translation effects.   The assets and liabilities denominated in foreign currency were translated into Canadian dollars at the current rate of exchange existing at period end and revenues and expenses were translated at daily exchange rates.  Related translation adjustments were reported as a separate component of stockholders’ equity, whereas, gains or losses relating from foreign currency transactions were included in the results of operations.

In 2008, the administrative office of the Company was moved to the US. The transactions of the business are in US dollars which is not considered to be a foreign operation; and the subsidiary, which is considered to be an integrated foreign operation, are all translated into the Company’s function currency of US dollars based on the translation method.

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

(Expressed in US Dollars)

December 31, 2008

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

e.     Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well known quality financial institutions.  At times, such cash and investments may be in excess of government insurance limits.  Credit Suisse insures CHF 30,000 of funds for the bank accounts that the Company has with Credit Suisse.  At December 31, 2008, the Company had funds totaling CHF 16,072 within insured limit. The FDIC of the United States insures $250,000 of funds for the bank accounts that the Company has with FDIC. At December 31, 2008, the Company had funds totaling $10,956 within insured limited.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

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

The carrying value of intangible property is evaluated for potential permanent impairment on an ongoing basis at the reporting unit level.  In order to determine whether permanent impairments exists, management considers the Company’s and its subsidiaries’ financial condition as well as expected pre-tax earnings, undiscounted cash flows or market related values.  If the carrying value of intangible property of a reporting unit exceeds the fair value of the reporting unit, the carrying value of the intangible property must be written down to fair value in the year the impairment is recognized. The Company did not have any intangible property at December 31, 2008 and 2007.

h.     Research and Development

Research and development costs are expensed as incurred.  Research and development costs charged to expenses were $0 and $73,900 for the years ended December 31, 2008 and 2007, respectively.  There are no significant agreements relating to research and development expenditures.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

i.

Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

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

Potentially issuable common shares totaling 2,892,605 and 1,286,488 related to convertible notes and accrued interest were included in the calculation of diluted earnings per share for the years ended December 31, 2008 and 2007.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

j.

Net Loss per Share (Continued)

Potentially issuable common shares totaling 18,000 related to options were considered but excluded from the calculation of diluted loss per share for the period ended December 31, 2008 because their inclusion would be anti-dilutive.

Following is a reconciliation of the loss per share for the years ended December 31, 2008 and 2007:

		December 31,
	2008	2007

Net (loss) attributable to
common shareholders	$ (360,876)	$ (734,019)

Weighted average shares
basic	47,174,227	46,768,151
diluted	50,066,832	48,054,639
Loss per share
basic	$ (0.01)	$ (0.02)
diluted	$ (0.01)	$ (0.02)

k.     Comparative Figures

Certain comparative figures have been reclassified in the prior year consolidated financial statements to conform with the presentation adopted in the current year, mainly due to foreign currency translation. All the figures were translated from Canadian Dollars into US Dollars, which were complied with the foreign currency translation method adopted by the Company.

l.     Segment Information

The Company operates in one reportable segment for Rival Technologies, Tru Oiltech Technology, being the diesel technology industry, in Canada and the United States of America.

m.     Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximate the carrying value based on their effective interest rates compared to current market prices.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

n.

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

o.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

o.

Recent Accounting Pronouncements (Continued)

permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on the Company’s results of operations and financial condition if an election is made to adopt the standard.

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on the Company’s financial statements.

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The adoption of SFAS 162 did not have an impact on the Company’s financial statements.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

NOTE 1-

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

o.

Recent Accounting Pronouncements (Continued)

The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of SFAS No. 163 did not have an impact on the Company’s financial statements.

NOTE 2-

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $360,876 and $734,019 during the years ended December 31, 2008 and 2007, respectively.  The Company has historically incurred significant net losses which have resulted in an accumulated deficit of $11,955,119 at December 31, 2008.  In addition, the Company’s current liabilities exceeded its current assets by $613,398 and $266,289 at December 31, 2008 and 2007, respectively. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of December 31, 2008 and 2007, the Company had cash and cash equivalents of $28,860 and $351,526, respectively.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2009 and 2010.  However, management cannot make any assurances that such financing will be secured.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

NOTE 3-

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

	December 31
	2008	2007

Furniture and equipment	$ 15,181	$ 15,181
Computer equipment	4,142	4,142
Accumulated depreciation	(9,699)	(7,340)
Total property and equipment	$ 9,624	$ 11,984

Depreciation expense was $2,359 and $3,154 for the years ended December 31, 2008 and 2007, respectively.

NOTE 4 -

INTANGIBLE PROPERTY

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech and two other businessmen (see Note 11).  Under the terms of the agreement, the director and president along with the two other businessmen agreed to sell the TRU Technology to the Company in exchange for 4,000,000 shares of Tru Oiltech valued at 0.001 per share.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date.  Tru Oiltech issued 4,000,000 shares.  Fair value of the TRU Technology was negotiated in an arms-length transaction by the parties to be $3,743. As the year ended December 31, 2007, the Company determined that the intangible property was fully impaired, and recorded an impairment expense of $3,743.

NOTE 5-

CONVERTIBLE NOTE PAYABLE

During August 2007, the Company received $500,000 from a company pursuant to a convertible note payable.  The note bears interest at 7% per annum, and is due on July 30, 2008.  As of December 31, 2007, accrued interest on the note totaled $14,595. Until July 30, 2008, the note holder has the right, at the holder’s option, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice (see also Note 1). On July 30, 2008, the note holder extended the note payable until September 30, 2008. And on September 29, 2008 the convertible note holder extended the convertible note payable again to March 31, 2009. This convertible note payable is currently in default.  As of December 31, 2008 and 2007, accrued interest on the note totaled $49,595 and $14,595, respectively.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

NOTE 5-

CONVERTIBLE NOTE PAYABLE (Continued)

For the year ended December 31, 2008 and 2007, the accrued interest was convertible into 2,892,605 and 1,286,488 shares of the Company’s common stock.

NOTE 6-

PROMISSORY NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $4,559 to a former director of the Company.  The note is unsecured, non-interest bearing and payable on demand.  The Company intends to redeem the promissory note in the near future.  Consequently, it is classified as a current liability in the balance sheet.

NOTE 7-

COMMON STOCK

On September 9, 2005, the Company’s board of director’s resolved to issue and transfer 5,000,000 shares of common stock to a trustee for the sole purpose of selling the shares of common stock.  The trustee will receive a trustee fee equal to 3% of the selling value of the shares of common stock.  There is no time limit as to when the trustee has to sell the shares of common stock.  Any shares of common stock not sold by the trustee will be returned to the Company at its request.  Accordingly, those shares of common stock have not been recorded as issued and outstanding on the consolidated balance sheet at December 31, 2008.  Effective August 1, 2005, the trustee fee was increased to 5% of the selling value of the shares of common stock.

In conjunction with the above, the Company entered into an agreement with a third party for investor relations services whereby the third party is entitled to receive a fee equal to 47% of the selling value of the shares of common stock.  Additionally, the third party is entitled to receive, on a one-time basis only, 250,000 shares of common stock which was delivered upon execution of this agreement dated November 15, 2004.  These shares were value at $1.24(CAD) per share for a total value of $253,922.  The shares were issued on February 9, 2005.  Further, during March and August of 2005, the third party received a total of 505,000 shares of common stock for investor relations services.  5,000 shares were valued at $1.88(CAD)  per share for a total value of $7,747, and 500,000 shares were valued at $1.33(CAD)  per share for a total value of $551,478.  All issues approximated the trading price when the shares were issued.  This agreement was terminated at the end of July 2005.

The Company engaged a third party for investor relations services whereby the third party receives a fee equal to 43% of the selling value of the shares of common stock issued pursuant to Regulation S.  Through December 31, 2007, 6,717,326 shares of common stock had been issued by the trustee for proceeds of $2,625,229 (net of issue costs), and for investor relations and other services rendered.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

 NOTE 7-

COMMON STOCK (Continued)

On July 6, 2005, the Company issued 45,000 shares of common stock to various directors and consultants at $1.25(CAD) per share for a total value of $45,954 which approximated the trading price when the shares were issued.  These shares were issued pursuant to an equity incentive plan that the Company has in place.

On October 24, 2005, the Company issued 20,000 shares of common stock to a director of Tru Oiltech in consideration of engineering services provided to the Company. The weighted average of the share price of the Company was $1.2592(CAD)  for the 5 trading days prior to the issuance of the shares.  Consulting expense of $21,404 was recognized as the fair market value of the shares.  These shares were issued pursuant to an equity incentive plan that the Company has in place.

Only July 12, 2006, the Company issued 10,000 shares at $0.75(CAD)  per share to a director in lieu of services.  Shares are issued as per S-8 and Director and Form 4 Insider Filing was filed.

On August 3, 2006, the Company issued 12,500 shares at $0.56(CAD)  per share to a consultant in lieu of services.  Shares are issued as per S-8.

On October 26, 2006, the Company issued 5,000 shares at $0.81(CAD)  per share to a consultant in lieu of services.  Shares are issued as per S-8.

On April 6, 2007, the Company issued 26,862 shares at $0.57(CAD)  per share to an individual in lieu of investor relations debt incurred during 2006, as described above.

On August 17, 2007, the Company issued 375,000 shares at $0.43(CAD)  per share to various related parties for services rendered.  These shares were issued pursuant to an equity incentive plan that the Company has in place.

On December 31, 2007, the Company issued 147,070 shares at $0.40(CAD) per share to a consultant in lieu of services.

On April 21, 2008, the Company issued 25,000 Common Shares to consultants for consulting services rendered, valued at $0.50(CAD) per share, or $12,571.

Reg S shareholders have the same voting and dividend rights as common shareholders, being one vote per share present at any shareholder meeting of the Company.  The Company does not intend to issue dividends at this time.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

NOTE 8-

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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123(R), “Share Based Payment” and the following assumptions: expected term of 5 ½  years, a risk free interest rate of 2.76%, a dividend yield of 0% and volatility of 142%.  Under the provisions of SFAS 123(R), additional consulting expense of $9,037 was recorded for the period ended December 31, 2008 pursuant to the Black-Scholes option pricing model for these options. The following table summarizes the changes in options outstanding during 2008:

	Number of Options	Weighted Average Exercise Price
Outstanding and exercisable at January 1, 2008	-	-

Granted	18,000	$ 0.55
Exercised	-	-
Cancelled	-	-

Outstanding and exercisable at December 31, 2008	18,000	$ 0.55

The following table summarizes the exercisable options at December 31, 2008.

Options Outstanding				Options Exercisable
Year	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$ 0.55	18,000	4.62	18,000	$ 0.55

NOTE 9-

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

(Expressed in US Dollars)

December 31, 2008

NOTE 9-

INCOME TAXES (Continued)

Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company has approximately $5,412,744 of operating loss carry-forwards, which expire in various periods through 2028. The availability of certain operating loss carry-forwards for income tax purposes is subject to certain restrictions due to Internal Revenue Code Section 382 because there was a change in control of the Company in 2001.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

The provision for deferred federal income tax from the amount computed at federal statutory rates of approximately 48% as follows:

For the Years Ended
December 31,
	2008	2007
Current income tax expense (benefit):
Federal	$ -	$ -
State	$ -	$ -

Current tax expense	$ -	$ -

Deferred tax expense (benefit) arising from:
Valuation allowance	$ (173,000)	$ (352,000)
Net operating loss carryforward	173,000	352,000

Net deferred tax assets	$ -	$ -

Income tax provision	$ -	$ -

The deferred tax asset consisted of the following at December 31, 2008 and 2007,

	For the Years Ended
	December 31,
	2008	2007
Deferred tax Asset:
NOL carryforward	$ 2,774,000	$ 2,601,000
Valuation allowance	(2,774,000)	(2,601,000)
Total	$ -	$ -

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

December 31, 2008

NOTE 10-

BUSINESS COMBINATION

On September 20, 2005, the Company executed an agreement with the now director and president of Tru Oiltech (See Note 4).  The purpose of the business combination was to acquire a majority interest in the new technology for reducing diesel emissions (See Note 1).  The agreement provides that the Company be issued 6,000,000 shares of Tru Oiltech common stock valued at $0.001 per share.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date.  Tru Oiltech accordingly issued 6,000,000 shares to the Company making it a 60% majority shareholder.  The agreement also provides that the Company will provide additional financing of $150,000(CAN$).  As of December 31, 2008, the Company had advanced $219,777 toward that financing, which amount is eliminated in the consolidation.

NOTE 11-

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

NOTE 12-

JOINT VENTURE AGREEMENT

On February 23, 2007, the Company and its subsidiary, TRU Oiltech, entered into a joint venture agreement that entitled the joint venture partner a 25% interest and exclusive right to exploit the TRU Oiltech technology in Venezuela until March 2008.  The joint venture partner has the responsibility, out of its share of joint venture participation, to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of the Company’s technology in Venezuela.  Additionally, the Company and the joint venture partner are to share in long-term savings obtained from the use of Rival’s technology in Venezuela on a ratio of a minimum of 25% of the savings for the account of the Company and joint venture partner.  No significant transactions have occurred with this joint venture through the date of this report. As of December 31, 2008, this agreement was expired and terminated without further action.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting.   Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

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

For the year ended December 31, 2008, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding management’s report on internal control over financial reporting.  The Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only the management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Biographical information about our director and executive officer is set forth below.  Our bylaws require at least one director to serve until he is replaced by a qualified director.  Our executive officers are chosen by our Board of Directors and serve at its discretion.

Name	Age	Position Held	Term of Directorship
Douglas B. Thomas	55	President, Chief Executive Officer Secretary/Treasurer and Director	From August 2007 until next annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us for the fiscal year ended December 31, 2008, we believe all forms were filed timely.

Code of Ethics

Since we have only one person acting as a director and officer and have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with only one director and officer who has an active role in our operations.   As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our director acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our principal executive officer for the past two fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary (1)	All Other Compensation (1)	Total (1)
Douglas B. Thomas CEO	2008	-	-	-
	2007	$ 28,070	$ 80,466 (2)	$ 108,536

(1) In US dollars.

(2) Represents the fair value of 200,000 shares issued under the 2005 Equity Incentive Plan.

We have not entered into an employment contract with our executive officer and as our sole director he determines the amount of his compensation.

Outstanding Equity Awards

Our named executive officer does not hold any outstanding equity awards as of December 31, 2008 and 2007.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2008.

 This chart also includes individual compensation arrangements described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	4,532,500
Equity compensation plans not approved by security holders	18,000	$ 0.55	18,000
Total	18,000	$ 0.55	4,550,500

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

On June 30, 2005, we filed a registration statement on Form S-8 (Registration No. 333-126241) which registered the 5,000,000 common shares to be issued under the Plan.  As of December 31, 2008, our Board has granted 467,500 common shares to consultants and advisors pursuant to the Plan.

Consulting Agreement

On February 15, 2008 Rival entered into a consulting agreement with L.G. Zangani, LLC (“Zangani”).  Under the agreement Zangani agreed to provide business development consulting to Rival for a six month period, terminating on August 15, 2008.  Rival agreed to pay Zangani $5,000 in advance for each month of service and granted options to Leonardo G. Zangani to purchase 18,000 shares of common stock at an exercise price of $0.55 US.  The options expire August 15, 2013.  On July 15, 2008 Rival Technologies terminated this consulting agreement. Even though the Company terminated the consulting agreement, the board of the Company approved to grant the whole amount of 18,000 options to satisfy with the agreement.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially 5% or more of our outstanding common stock and ownership of our management.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 47,182,560 shares of common stock outstanding as of April 14, 2009.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Rockridge Capital Corp. 1 Beim Antonskraiz, Bridel, Luxembourg 8116	11,240,000	23.8

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial owner	Percent of class
Douglas B. Thomas	200,000	Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the past two fiscal years we have not engaged in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

We do not have an independent director, as defined by NASDAQ Stock Market Rule 4200(a)(15), serving on our board.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for the past two years by our independent registered public accounting firm, Chisholm, Bierwolf, Nilson & Morrill, LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2008	2007
Audit fees	$ 27,947	$ 26,284
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 102	$ 0

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

RIVAL TECHNOLOGIES, INC.

By: /s/ Douglas B. Thomas

Douglas B. Thomas, President

Director, CEO,

Secretary, Treasurer, and

Principal Financial and Accounting Officer

Date: April 15, 2009