Form 10-Q
period 2009-03-31
RIVAL TECHNOLOGIES INC
filed 2009-05-15
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was 47,182,560.

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

6

Notes to the Consolidated Financial Statements

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

17

Item 4T.  Controls and Procedures

17

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                     18

Item 6.  Exhibits

19

Signatures

20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results to be expected for any subsequent period.

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARY

(A Development Stage Company)

Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

March 31, 2009

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	Three Months Ended	Year Ended
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$9,244	$28,860
Other current assets	2,078	1,878

Total Current Assets	11,322	30,738

PROPERTY AND EQUIPMENT, net	8,865	9,624

TOTAL ASSETS	$20,187	$40,362

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$123,825	$89,981
Accrued interest	58,345	49,595
Convertible note payable	500,000	500,000
Promissory note payable	4,559	4,559

Total Current Liabilities	686,729	644,136

Total Liabilities	686,729	644,136

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized without
par value, 47,182,560 and 47,182,560 shares issued and outstanding, respectively	10,759,546	10,759,546
Additional paid-in capital	514,327	514,327
Accumulated other comprehensive income	74,676	77,473
Deficit accumulated during the development stage	(6,983,107)	(6,923,135)
Accumulated deficit	(5,031,984)	(5,031,984)

Total Stockholders' Deficit	(666,542)	(603,774)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,187	$40,362

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Three Months Ended		2003 to
	March 31,		March 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES

Amortization of beneficial conversion feature	-	-	63,327
Consulting	24,000	23,000	951,601
Depreciation	759	1,133	10,458
Finders' fees	-	-	509,700
Investor relations	3,046	28,640	653,638
Other general and administrative	23,416	40,728	806,434
Research and development	-	-	443,373

Total Operating Expenses	51,221	93,501	3,438,531

LOSS BEFORE OTHER INCOME (EXPENSE)	(51,221)	(93,501)	(3,438,531)

OTHER INCOME (EXPENSE)

Impairment of intangible property (Note 4)	-	-	(3,491,167)
Write off payable	-	-	18,102
Interest expense	(8,750)	(8,750)	(74,975)
Interest income	-	-	399

Total Other Income (Expense)	(8,750)	(8,750)	(3,547,641)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(59,971)	(102,251)	(6,986,172)

Provision for income taxes	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(59,971)	(102,251)	(6,986,172)

MINORITY INTEREST	-	-	3,066

NET LOSS	$(59,971)	$(102,251)	$(6,983,106)

EARNING PER SHARE:
BASIC and DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC and DILUTED	47,182,560	47,157,560

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss
(Unaudited)

			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Three Months Ended		2003 to
	March 31,		March 31,
	2009	2008	2009

OTHER COMPREHENSIVE LOSS
NET LOSS	$(59,971)	$(102,251)	$(6,983,106)

Foreign currency exchange	(2,797)	(8,961)	74,676

OTHER COMPREHENSIVE LOSS	$(62,768)	$(111,212)	$(6,908,430)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Three Months Ended		2003 to
	March 31,		March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(59,971)	$(102,251)	$(6,983,106)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	65,899
Depreciation	759	1,133	10,458
Shares issued for services	-	-	1,373,732
Impairment of intangible property		-	3,289,343
Valuation of options	-	9,037	9,037
Minority interest	-	-	(3,743)
Changes in assets and liabilities:
Prepaid expenses		(20,229)
Other current assets	(200)	663	37,857
Accounts payable and accrued liabilities	33,843	6,268	69,532
Accrued interest	8,750	8,750	58,345

Net Cash Used by Operating Activities	(16,819)	(96,630)	(2,072,645)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	-	-	(19,323)

Net Cash Used by Investing Activities	-	-	(19,323)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible debenture	-	-	19,890
Promissory note payable	-	-	4,559
Proceeds from issuance of convertible notes payable	-	-	500,000
Proceeds from issuance of common stock, net of
issue costs	-	-	1,500,104

Net Cash Provided by Financing Activities	-	-	2,024,553

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,797)	(8,961)	74,676

NET INCREASE IN CASH	(19,616)	(105,591)	7,260

CASH AT BEGINNING OF PERIOD	28,860	351,526	1,984

CASH AT END OF PERIOD	$9,244	$245,935	$9,244

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			Amounts
			From
			Beginning of
			Development
			Stage on April 1,
	For the Years Ended		2003 to
	March 31,		March 31,
	2009	2008	2009

SUPPLEMENTAL DISCLOSURES

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions:
Settlement of accounts payable to an officer of the
Company	$-	$-	$42,301
Shares issued to acquire intangible property	$-	$-	$3,285,600
Shares issued for services	$-	$-	$1,373,732
Shares issued to settle convertible debenture and
accrued interest payable	$-	$-	$10,099
Beneficial conversion feature recorded as
additional paid in capital	$-	$-	$69,364
Contributed capital on settlement of accounts
Payable	$-	$-	$5,580
Common stock issued in lieu of debt	$-	$-	$13,506
Options granted for services	$-	$9,037	$9,037

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in US Dollars

March 31, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 -

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

March 31, 2009

NOTE 2 -

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

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

March 31, 2009

NOTE 2  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

e.     Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well known quality financial institutions.  At times, such cash and investments may be in excess of government insurance limits.  Credit Suisse insures CHF 30,000 of funds for the bank accounts that the Company has with Credit Suisse.  At March 31, 2009, the Company closed the bank account and had funds totaling CHF $0. The FDIC of the United States insures $250,000 of funds for the bank accounts that the Company has with FDIC. At March 31, 2009, the Company had funds totaling $9,244 within insured limited.

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

March 31, 2009

NOTE 2 -

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

h.     Net Loss per Share

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

Potentially issuable common shares totaling 3,722,300 and 1,032,875 related to convertible notes and accrued interest were considered but excluded from the calculation of diluted loss per share for the periods ended March 31, 2009 and 2008 because their inclusion would be anti-dilutive.

Potentially issuable common shares totaling 18,000 related to options were considered but excluded from the calculation of diluted loss per share for the period ended March 31, 2009 because their inclusion would be anti-dilutive.

Following is a reconciliation of the loss per share for the period ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Net (loss) attributable to
common shareholders	$ (59,971)	$ (102,251)

Weighted average shares
Basic and diluted	47,182,560	47,157,560
Loss per share
Basic and diluted	$ (0.00)	$ (0.00)

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

March 31, 2009

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

i.     Reclassification

Certain comparative figures have been reclassified in the prior year consolidated financial statements to conform with the presentation adopted in the current year, mainly due to foreign currency translation. All the figures were translated from Canadian Dollars into US Dollars, which were complied with the foreign currency translation method adopted by the Company.

j.     Segment Information

The Company operates in one reportable segment for Rival Technologies, Tru Oiltech Technology, being the diesel technology industry, in Canada and the United States of America.

k.     Fair Value of Financial Instruments

Effective January 1, 2007, the company adopted the provisions of SFAS No. 157, Fair Value Measurements.  SFAS No. 157 provides a framework for the recognition, valuation and measurement of fair value of balance sheet items that would equal the price received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants as of the measurement date

l. Convertible Debt

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

m.

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

March 31, 2009

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

m.

Recent Accounting Pronouncements (Continued)

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

NOTE 3 -

GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $59,971 during the three month period ended March 31, 2009.  In addition, the Company’s current liabilities exceeded its current assets by $675,407 at March 31, 2009.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2009, the Company had cash and cash equivalents of $9,244.

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

Expressed in US Dollars

March 31, 2009

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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123(R), “Share Based Payment” and the following assumptions: expected term of 5 ½  years, a risk free interest rate of 2.76%, a dividend yield of 0% and volatility of 142%.  Under the provisions of SFAS 123(R), additional consulting expense of $9,037 was recorded for the three months ended March 31, 2008 and $0 for the three months ended March 31, 2009 pursuant to the Black-Scholes option pricing model for these options.  The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2008	18,000	0.55
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding and exercisable at December 31, 2008	18,000	$ 0.55
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding and exercisable at March 31, 2009	18,000	$ 0.55

The following table summarizes the changes in options outstanding and the related price for the shares of the Company’s common stock issued to an individual for consulting services.

Options Outstanding				Options Exercisable
Year Granted	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$ 0.55	18,000	4.37	18,000	$ 0.55

RIVAL TECHNOLGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in US Dollars

March 31, 2009

NOTE 4 -

STOCK OPTIONS AND WARRANTS (cont’d…)

The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2009 and December 31, 2008 totalled $0 and $0, respectively. The weighted average grant date fair value of options granted during the periods ended March 31, 2009 and December 31, 2008 is $0.55 and $0.55, respectively. The fair value of options vested ruing the periods ended March 31, 2009 and March 31, 2008 totalled $0 and $9,037, respectively.

NOTE 5 -

CONVERTIBLE NOTE PAYABLE

During August 2007, the Company received $500,000 from a company pursuant to a convertible note payable.  The note bears interest at 7% per annum, and is due on July 30, 2008.  As of December 31, 2007, accrued interest on the note totaled $14,595. Until July 30, 2008, the note holder has the right, at the holder’s option, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice. On July 30, 2008, the note holder extended the note payable until September 30, 2008. And on September 29, 2008 the convertible note holder extended the convertible note payable again to March 31, 2009 then extended continually until demand for payment. This Convertible Note Payable is current in default. As of March 31, 2009 and December 31, 2008, accrued interest on the note totaled $58,345 and 49,595, respectively. For the three months period ended March 31, 2009 and year ended 2008, the principal and accrued interest was convertible into 3,722,300 and 2,892,605 shares of the Company’s common stock.

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

NOTE 7 –

SUBSEQUENT EVENT

On April 24, 2009, the Company granted a total of 4,400,000 stock options under its stock option plan to senior management at the exercise price of $0.13 per share. The options will be vested on a schedule as the TRU technology process completes a satisfactory pilot project and becomes used in commercial applications for five (5) years from the date of grant which is not exercisable in whole or part before September 30, 2009 or after April 14, 2014.

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

During the past quarters our management has been actively meeting with heavy oil producers to negotiate license agreements for the TRU™ process.  In January 2008 we announced that TRU Oiltech had contracted with an independent engineering consultant to provide an unbiased linear program analysis of our synthetic crude product TRULITE™.  In April we received that report which expressed concern regarding our testing methods and it recommended that we alter our testing methodology by undertaking a continuous feed pilot program that would simulate to a reasonable degree the expected operating conditions for a commercial production thermal cracker-solvent extraction process.  However, management believes that the TRU™ process will provide benefits and the operation of a commercial unit can be projected from the existing test results.  We intend to seek out oil industry partners to participate in the continuing testing phase for the commercial development of the TRU™ process.  However, we may be unsuccessful at negotiating a partnership agreement, and in that case we will delay further development of the TRU™ process.

During the fourth quarter of 2008, the Company moved to the second phase of the four phase business development plan of the TRU™ process:  building a pilot plant.  Management has actively sought financing to fund the final engineering and construction of the pilot plan; however, as the date of this filing we have not entered into any agreement for financing of the fourth phase.  Management continues to seek financing and believes initial interest in the project remains positive.

Material Changes in Financial Condition

We have not received, nor recorded, consolidated revenues from ongoing operations for the past two years and have relied on equity transactions and loans to fund development of our business plan.  As a result of equity financing and loans our consolidated cash position at March 31, 2009 was $9,244.  We incurred a net loss of $59,971 during the three month period ended March 31, 2009 (the “2009 first quarter”) and our current liabilities exceeded our current assets by $675,407 at March 31, 2009.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to our ability to continue as a going concern.  We continue to seek additional capital through public and/or private offerings, intend to target strategic partners in an effort to increase revenues and intend to expand our revenues through strategic acquisitions.

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

In 2007 we received a loan from Epsom Investment Services NV (“Epsom”) under a convertible promissory note in the amount of $500,000(US) bearing interest of 7% per annum.  The promissory note was payable on or before March 31, 2009, but Epsom agreed to extend the due date until demand for payment is presented to the Company  Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival common stock.  The conversion price will be the closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with written notice of conversion.  As of March 31, 2009, the interest accrued on this loan is $58,345 and the principal and accrued interest due was convertible into 3,722,300 shares of the Company’s common stock.

Material Changes in Results of Operations

Our operating expenses decreased for the 2009 first quarter compared to the three month period ended March 31, 2008 (the “2008 first quarter”).  The decrease was primarily due to reduced other general and administrative expense related to rental and office expenses in the 2009 first quarter.  As a result of the decrease, we recorded a smaller net loss for the 2009 first quarter compared to the 2008 first quarter.

For the 2009 and 2008 first quarters we did not record research and development expense; however, we anticipate that we will have research and development expenses in future periods as our subsidiaries further develop their technologies.  We do not anticipate hiring employees in the short term, but this action will be based upon the success of our subsidiaries’ development of their respective technologies

Off-balance Sheet Arrangements

None.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund the development of our subsidiaries’ business plans and the lack of revenues for continued growth may cause us to delay our business development.  At March 31, 2009 we had negative cash flows from operating activities and we will require additional financing to fund our long-term cash needs.  We may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to the Company.  If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Pursuant to Section 404, beginning with our annual report for the year ended December 31, 2007 we are required to provide a report by our management on the effectiveness of our internal control over financial reporting.  In our annual report for the year ended December 31, 2009 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent registered public accounting firm=s conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 24, 2009 the Company granted options to seven persons to purchase an aggregate of 4,400,000 shares of common stock.  The options were granted under our 2005 Stock Equity Incentive Plan, have an exercise price of $0.13 per share and a term of five years.  The options vest upon satisfaction of certain performance markers outlined in the option agreement related to the development of the TRU technology pilot project.  The options may not be exercised prior to September 30, 2009 and expire on April 14, 2014.  We relied upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Act for a private transaction not involving a public distribution.

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

3(ii)

Bylaws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)

4.1

The 2005 Stock Equity Incentive Plan of Rival Technologies Inc. (Incorporated by reference to exhibit 4.1 to Form S-8, filed June 30, 2005)

10.1

Amendment (2) to Convertible Promissory Note between Rival Technologies and Epsom Investment Services NV, dated October 29, 2008 (Incorporated by reference to exhibit 10.1 to Form 10-Q, filed November 12,2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVAL TECHNOLOGIES, INC. By: /s/ Douglas B. Thomas Douglas B. Thomas President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer, and Director	Date: May 15, 2009