Form 10-Q
period 2009-06-30
RIVAL TECHNOLOGIES INC
filed 2009-08-14
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

702-990-0884

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of August 14, 2009 was 47,182,560.

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

6

Notes to the Consolidated Financial Statements

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

20

Item 4T.  Controls and Procedures

20

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

20

Item 6.  Exhibits

21

Signatures

21

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of results to be expected for any subsequent period.

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARY

(A Development Stage Company)

Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

June 30, 2009

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$-	$28,860
Other current assets	2,224	1,878

Total Current Assets	2,224	30,738

PROPERTY AND EQUIPMENT, net	8,106	9,624

TOTAL ASSETS	$10,330	$40,362

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$952	$-
Accounts payable and accrued expenses	121,690	89,981
Due to related party	43,520	-
Accrued interest	67,095	49,595
Convertible note payable	500,000	500,000
Promissory note payable	4,559	4,559

Total Current Liabilities	737,816	644,136

Total Liabilities	737,816	644,136

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized without par value,
47,182,560 and 47,182,560 shares issued and outstanding, respectively	10,759,546	10,759,546
Additional paid-in capital	514,327	514,327
Accumulated other comprehensive income	72,080	77,473
Deficit accumulated during the development stage	(7,041,455)	(6,923,135)
Accumulated deficit	(5,031,984)	(5,031,984)

Total Stockholders' Deficit	(727,486)	(603,774)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,330	$40,362

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Cumulative
					Amounts From
					Beginning of
	For the		For the		Development
	Three months ended		Six months ended		Stage (April 1,
	June 30,		June 30,		2003) to
	2009	2008	2009	2008	June 30, 2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Amortization of beneficial conversion feature	-	-	-	-	63,327
Consulting fees	24,000	42,207	48,000	56,170	975,601
Depreciation expenses	759	575	1,518	1,708	11,217
Finders’ fees	-	-	-	-	509,700
Investor relations	3,559	31,134	6,605	59,773	657,197
Other general and administrative expenses	21,280	53,044	44,696	93,773	827,714
Research and development	-	-	-	-	443,373

Total Operating Expense	49,598	126,960	100,820	211,424	3,488,130

LOSS BEFORE OTHER INCOME (EXPENSE)	(49,598)	(126,960)	(100,820)	(211,424)	(3,488,130)

OTHER INCOME (EXPENSE)
Impairment of intangible property	-	-	-	-	(3,491,167)
Write off payable	-	-	-	-	18,102
Interest expense	(8,750)	(8,750)	(17,500)	(17,500)	(83,725)
Interest Income	-	-	-	-	399

Total Other Income (Expense)	(8,750)	(8,750)	(17,500)	(17,500)	(3,556,391)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(58,348)	(135,710)	(118,320)	(228,924)	(7,044,521)
Provision for income taxes	-	-	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(58,348)	(135,710)	(118,320)	(228,924)	(7,044,521)

MINORITY INTEREST	-	-	-	-	3,066

NET LOSS	$(58,348)	$(135,710)	$(118,320)	$(228,924)	$(7,041,455)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC DILUTED	47,182,560	47,165,252	47,182,560	47,161,406

The accompanying notes are in integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss
(Unaudited)
					Cumulative
					Amounts From
					Beginning of
	For the		For the		Development
	Three months ended		Six months ended		Stage (April 1,
	June 30,		June 30,		2003) to
	2009	2008	2009	2008	June 30, 2009

NET LOSS	$(58,348)	$(135,710)	$(118,320)	$(228,924)	$(7,041,455)

Foreign exchange gain (loss)	(2,596)	(22,151)	(5,393)	(39,915)	72,080

OTHER COMPREHENSIVE LOSS	$(60,944)	$(157,861)	$(123,713)	$(268,839)	$(6,969,375)

The accompanying notes are in integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Six Months Ended		2003 to
	June 30,		June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,320)	$(228,924)	$(7,041,455)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	65,899
Depreciation	1,518	940	11,217
Shares issued for services	-	12,571	1,373,732
Impairment of intangible property		-	3,289,343
Valuation of options	-	9,037	9,037
Minority interest	-	-	(3,743)
Changes in assets and liabilities:
Other current assets	(346)	(2,741)	37,711
Accounts payable and accrued liabilities	31,709	32,536	67,398
Due to related party	43,520	2,274	43,520
Accrued interest	17,500	17,500	67,095

Net Cash Used by Operating Activities	(24,419)	(156,807)	(2,080,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(19,323)

Net Cash Used by Investing Activities	-	-	(19,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	-	-	19,890
Bank overdraft	952	-	952
Promissory note payable	-	-	4,559
Proceeds from issuance of convertible notes payable	-	-	500,000
Proceeds from issuance of common stock, net of issue costs	-	-	1,500,104

Net Cash Provided by Financing Activities	952	-	2,025,505

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,393)	(39,915)	72,080

NET INCREASE IN CASH	(28,860)	(196,722)	(1984)

CASH AT BEGINNING OF PERIOD	28,860	351,526	1,984

CASH AT END OF PERIOD	$-	$154,804	$-

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

			Cumulative
			Amounts
			From
			Beginning of
			Development
			Stage on April 1,
	For the Six Months Ended		2003 to
	June 30,		June 30,
	2009	2008	2009
SUPPLEMENTAL DISCLOSURES

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions:
Settlement of accounts payable to an officer of the
Company	$-	$-	$42,301
Shares issued to acquire intangible property	$-	$-	$3,285,600
Shares issued for services	$-	$12,571	$1,373,732
Shares issued to settle convertible debenture and
accrued interest payable	$-	$-	$10,099
Beneficial conversion feature recorded as
additional paid in capital	$-	$-	$69,364
Contributed capital on settlement of accounts
Payable	$-	$-	$5,580
Common stock issued in lieu of debt	$-	$-	$13,506
Options granted for services	$-	$9,037	$9,037

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in US Dollars

June 30, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Rival Technologies, Inc. is incorporated under the laws of the State of Nevada as a result of its amalgamation and merger between Rival Technologies, Inc., a British Columbia Company (“Rival BC”), and Rival Technologies, Inc. (the “Company”), a Nevada Company.  Tru Oiltech, Inc. was organized on September 20, 2005, under the laws of the State of Nevada.  The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “ Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

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

June 30, 2009

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

In the prior years, the consolidated financial statements were presented in Canadian dollars and there were no exchange restrictions.  The Company’s functional currency was the Canadian dollar. In accordance with the Statement of Financial Accounting Standard (SFAS) No. 52, “ Foreign Currency Translation,” which stipulated that if the US-incorporated registrant had little or no assets and operations in the U.S., substantially all the operations were conducted in a functional currency other that the U.S. dollar, and the reporting currency selected was the same as the functional currency, then reporting in the foreign currency would produce little or no foreign currency translation effects.   The assets and liabilities denominated in foreign currency were translated into Canadian dollars at the current rate of exchange existing at period end and revenues and expenses were translated at daily exchange rates.  Related translation adjustments were reported as a separate component of stockholders’ equity, whereas, gains or losses relating from foreign currency transactions were included in the results of operations.

In 2008, the administrative office of the Company was moved to the US. The transactions of the business are in US dollars which is not considered to be a foreign operation; and the subsidiary, which is considered to be an integrated foreign operation, are all translated into the Company’s functional currency of US dollars based on the translation method.

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

June 30, 2009

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

e.     Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well known quality financial institutions.  At times, such cash and investments may be in excess of government insurance limits.  Credit Suisse insures CHF 30,000 of funds for the bank accounts that the Company has with Credit Suisse.  At June 30, 2009, the Company closed the bank account and had funds totaling CHF $0. The FDIC of the United States insures $250,000 of funds for the bank accounts that the Company has with FDIC. At June 30, 2009, the Company had no funds within the insured limit.

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

June 30, 2009

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

g.     Income Taxes (Continued)

Income taxes are computed in accordance with Statement of Financial Accounting Standard (SFAS) No. 109 “ Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

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

Potentially issuable common shares totaling 1,890,317 and 1,032,875 related to convertible notes and accrued interest were considered but excluded from the calculation of diluted loss per share for the periods ended June 30, 2009 and 2008 because their inclusion would be anti-dilutive.

Potentially issuable common shares totaling 18,000 related to options were considered but excluded from the calculation of diluted loss per share for the period ended June 30, 2009 and 2008 because their inclusion would be anti-dilutive.

Following is a reconciliation of the loss per share for the period ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	(Unaudited)
	2009	2008

Net (loss) attributable to common shareholders	$ (118,320)	$ (228,924)

Weighted average shares
Basic and diluted	47,182,560	47,161,406

Loss per share
Basic and diluted	$ (0.00)	$ (0.00)

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

June 30, 2009

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

k.     Fair Value of Financial Instruments

Fair Value of Financial Instruments – On January 1, 2008, the Company adopted SFAS No. 157, “ Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2009 (unaudited) and December 31, 2008.

l. Convertible Debt

The Company has adopted Emerging Issues Task Force (EITF) Issue No. 98-5, “ Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue No. 00-27, “ Application of EITF Issue No. 98-5 to Certain Convertible Instruments.”    The Company incurred debt whereby the convertible feature of the debt provides for a rate of conversion based upon the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice.  Therefore, the Company has not recorded a beneficial conversion feature on this note pursuant to EITF Issue No. 98-5 and 00-27.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

June 30, 2009

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

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The adoption of SFAS 162 did not have an impact on the Company’s financial statements.

The FASB has issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of SFAS No. 163 did not have an impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

June 30, 2009

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

m.

Recent Accounting Pronouncements (Continued)

beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is  most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

NOTE 3 -

GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $118,320 during the six month period ended June 30, 2009.  In addition, the Company’s current liabilities exceeded its current assets by $735,592 and $613,398 at June 30, 2009 and 2008, respectively. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2009, the Company had cash and cash equivalents of $0.

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

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in US Dollars

June 30, 2009

NOTE 4 -

STOCK OPTIONS AND WARRANTS (continued)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123(R), “Share Based Payment” and the following assumptions: expected term of 5 ½  years, a risk free interest rate of 2.76%, a dividend yield of 0% and volatility of 142%.  Under the provisions of SFAS 123(R), additional consulting expense of $9,037 was recorded for the six months ended June 30, 2008 and $0 for the six months ended June 30, 2009 pursuant to the Black-Scholes option pricing model for these options.

On April 24, 2009, the Company granted a total of 4,400,000 stock options under its stock option plan to senior management at the exercise price of $0.13 per share. The options will vest on a schedule as the TRU technology process completes a satisfactory pilot project and becomes used in commercial applications for five (5) years from the date of grant which is not exercisable in whole or part before September 30, 2009 or after April 14, 2014. The fair value of options will be vested when the completion of a satisfactory pilot project is used in commercial application under the stock options plan.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123(R), “Share Based Payment” and the following assumptions: expected term of 5 years, a risk free interest rate of 1.96%, a dividend yield of 0% and volatility of 149%. Under the provisions of SFAS 123(R), the total stock options are valued $1,845,140. No expense has been recorded for the period ending June 30, 2009 related to these options, as they have not begun to vest.

The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2008	-	$ -
Granted	18,000	0.55
Exercised	-	-
Cancelled	-	-

Outstanding and exercisable at December 31, 2008	18,000	$ 0.55
Granted	4,400,000	0.13
Exercised	-	-
Cancelled	-	-

Outstanding at June 30, 2009 (unaudited)	4,418,000	$ 0.13

Exercisable at June 30, 2009 (unaudited)	18,000	$ 0.55

RIVAL TECHNOLGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in US Dollars

June 30, 2009

NOTE 4 -

STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes the changes in options outstanding and the related price for the shares of the Company’s common stock issued to an individual for consulting services.

Options Outstanding				Options Exercisable
Year Granted	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$ 0.55	18,000	4.12	18,000	$ 0.55
2009	$ 0.13	4,400,000	4.82	-	-

The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2009 and December 31, 2008 totalled $748,000 and $0, respectively. The weighted average grant date fair value of options granted during the periods ended June 30, 2009 and December 31, 2008 is $0.46 and $0.55, respectively. The fair value of options vested during the periods ended June 30, 2009 and June 30, 2008 totalled $0 and $9,037, respectively

NOTE 5 -

CONVERTIBLE NOTE PAYABLE

During August 2007, the Company received $500,000 from a company pursuant to a convertible note payable.  The note bears interest at 7% per annum, and is due on July 30, 2008.  As of December 31, 2007, accrued interest on the note totaled $14,595. Until July 30, 2008, the note holder has the right, at the holder’s option, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice. On July 30, 2008, the note holder extended the note payable until September 30, 2008. And on September 29, 2008 the convertible note holder extended the convertible note payable again to June 30, 2009 then extended continually until demand for payment. This Convertible Note Payable is currently in default. As of June 30, 2009 and December 31, 2008, accrued interest on the note totaled $67,095 and 49,595, respectively. For the six months period ended June 30, 2009 and year ended 2008, the principal and accrued interest was convertible into 1,890,317 and 2,892,605 shares of the Company’s common stock.

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

RIVAL TECHNOLGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in US Dollars

June 30, 2009

NOTE 6 -

COMMON STOCK

On June 2, 2008, the Company issued 25,000 Common Shares to consultants for consulting services rendered, valued at $0.50 per share, or $12,571.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

There were $43,520 and $0 due to a related party, a Company owned by the officer of the Company for accrued management services and operating expenses at June 30, 2009 and December 31, 2008, respectively. The amounts due to related parties are non-interest bearing and have no specific terms of repayment.

NOTE 8 -

JOINT VENTURE

In May 2009, the Company signed a letter of intent for a joint venture (“JV) with Hamburg Financial Corporation (“HFC”) to form a 75% (as to Rival’s interest) and 25% (as to HFC’s interest) JV having the exclusive right from the date of commencement until December 31, 2010 to exploit Rival’s technology with a South American oil company. The JV agreement may be extended indefinitely based on the achievement of certain performance criteria established by both parties. HFC to be responsible out of its share of JV participation to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of Rival’s technology in South America. All expenses, developmental or extraordinary, will be the responsibility of each party, relative to their respective interest in the JV. The JV was still in a development stage and there was not related expenses occurred during the second quarter as of June, 30, 2009.

NOTE 9 -

SUBSEQUENT EVENT

On July 2, 2009, the Company entered into an additional agreement with Epsom Investment Services NV (“Epsom”) under a convertible promissory note in the amount of $100,000 bearing interest of 10% per annum.  The promissory note and interest are due and will be paid on demand. Epsom agreed when demand for payment is presented to the Company, Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival common stock.  The conversion price will be the closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with notice. The Company has received $50,000 under this agreement.

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

During the past quarters our management has been actively meeting with heavy oil producers to negotiate license agreements for the TRU™ process.  In January 2008 we announced that TRU Oiltech had contracted with an independent engineering consultant to provide an unbiased linear program analysis of our synthetic crude product TRULITE™.  In April 2008 we received that report which expressed concern regarding our testing methods and it recommended that we alter our testing methodology by undertaking a continuous feed pilot program that would simulate to a reasonable degree the expected operating conditions for a commercial production thermal cracker-solvent extraction process.  However, management believes that the TRU™ process will provide benefits and the operation of a commercial unit can be projected from the existing test results.  We intend to seek out oil industry partners to participate in the continuing testing phase for the commercial development of the TRU™ process.  However, we may be unsuccessful at negotiating a partnership agreement, and in that case we will delay further development of the TRU™ process.

During the fourth quarter of 2008, the Company moved to the second phase of the four phase business development plan of the TRU™ process:  building a pilot plant.  Management has actively sought financing to fund the final engineering and construction of the pilot plant; however, as the date of this filing we have not entered into any definitive agreement for financing of the fourth phase.  Management continues to seek financing and believes initial interest in the project remains positive.

In May 2009, TRU Oiltech engaged Mr. Brendon Billings, a senior petroleum engineer with over 30 years of international experience in reservoir optimization as the first member of the TRU Oiltech pilot project advisory team which will be expanded as Rival continues to move forward with the second phase of our four phase business development plan.

During the second quarter of 2009, the Company continued to execute on the second phase of its business development plan.  Rival is currently focused on concluding an agreement with a large South American oil company that will result in a pilot plant being financed and built. The heavy oil feed-stock for this pilot plant is perfectly suited for maximizing value utilizing the TRU process, even at current crude oil prices.  In May 2009, the Company signed a letter of intent for a joint venture with Hamburg Financial Corporation (“HFC”) to form a 75% (as to Rival’s interest) and 25% (as to HFC’s interest) joint venture.  The Company anticipates that the joint venture will provide an exclusive right to HFC from the date of commencement to December 31, 2010 to exploit Rival’s technology with two interests; a public South American oil company, and a private American corporation.  The parties anticipate that HFC will be responsible to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of Rival’s technology out of its share of the joint venture.  All expenses, developmental or extraordinary, will be the responsibility of each party, relative to their respective interest in the joint venture.  The parties plan to complete an initial licensing agreement during the last half of 2009.

Material Changes in Financial Condition

We have not received, nor recorded, consolidated revenues from ongoing operations for the past two years and have relied on equity transactions and loans to fund development of our business plan.  As a result of equity financing and loans our consolidated cash position at June 30, 2009 was $0.  We incurred a net loss of $118,320 for the six month period ended June 30, 2009 and our current liabilities exceeded our current assets by $735,592 at June 30, 2009.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to our ability to continue as a going concern.  We continue to seek additional capital through public and/or private offerings, intend to target strategic partners in an effort to increase revenues and intend to expand our revenues through strategic acquisitions.

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

In 2007 we received a loan from Epsom Investment Services NV (“Epsom”) under a convertible promissory note in the amount of $500,000(US) bearing interest of 7% per annum.  The promissory note was payable on or before March 31, 2009, but Epsom agreed to extend the due date until demand for payment is presented to the Company.  Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival common stock.  The conversion price will be the closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with written notice of conversion.  As of June 30, 2009, the interest accrued on this loan is $67,095 and the principal and accrued interest due was convertible into 1,890,317 shares of the Company’s common stock.

In July, 2009, the Company entered into an additional convertible promissory note with Epsom in the amount of $100,000 bearing interest of 10% per annum. The promissory note and interest are due and will be paid on demand.  Under the agreement when demand for payment is presented to the Company, Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival common stock.  The conversion price will be the closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with notice. The Company has received $50,000 pursuant to this note.

In addition, Rival and Epsom entered into a loan agreement related to the prior convertible note, dated August 1, 2007, and the recent July 2, 2009 convertible note.  This loan agreement provides that Epsom may release the funds related to the July 2009 note amount in stages.  Also, Epsom may secure its debt under both notes and Rival has agreed to file any necessary documentation to place Epsom in a first position as a secured creditor.  In addition, Rival agreed that it will not issue any capital stock, convertible securities or debt without Epsom’s express consent.

Material Changes in Results of Operations

Our operating expenses decreased from $211,424 to $100,820 and $126,960 to $49,598 for both the six and three month periods ended June 30, 2009 (the “2009 interim periods”) compared to the same periods in 2008. These represented decreases of $110,604 and $77,362 operating expenses for the six month period and three month period ended June 30, 2009 compared to the same period 2008 were primarily attributable to reduced rental, office expenses and consulting fees in the 2009 interim periods.  As a result of the decrease, we recorded a smaller net loss for the 2009 interim periods as compared to the 2008 interim periods.

Working capital, which was current assets less current liabilities, was a deficit of $735,592 at June 30, 2009 compared to a deficit of $613,398 at December 31, 2008. Working capital at June 30, 2009 included cash and cash equivalents of $0 and other assets of $2,224, among current assets.

The decrease in the Company’s cash flow provided by the operating activities from $ $156,807 to $24,419 was due to the decrease in the net loss.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund the development of our subsidiaries’ business plans and the lack of revenues for continued growth may cause us to delay our business development.  At June 30, 2009 we had negative cash flows from operating activities and we will require additional financing to fund our long-term cash needs.  We may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to the Company.  If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act ( ASection 404").   Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Pursuant to Section 404, beginning with our annual report for the year ended December 31, 2007 we are required to provide a report by our management on the effectiveness of our internal control over financial reporting.  In our annual report for the year ended December 31, 2009 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent registered public accounting firm =s conclusions at December 31, 2009 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by Section 404.

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

3(ii)

Bylaws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)

4.1

The 2005 Stock Equity Incentive Plan of Rival Technologies Inc. (Incorporated by reference to exhibit 4.1 to Form S-8, filed June 30, 2005)

10.1

Amendment (2) to Convertible Promissory Note between Rival Technologies and Epsom Investment Services NV, dated October 29, 2008 (Incorporated by reference to exhibit 10.1 to Form 10-Q, filed November 12,2008)

10.2

Convertible Promissory Note between Rival Technologies and Epsom Investment Services NV, dated July 2, 2009

10.3

Loan Agreement between Rival Technologies and Epsom Investment Services NV, dated July 2, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVAL TECHNOLOGIES, INC. By: /s/ Douglas B. Thomas Douglas B. Thomas President, Chief Executive Officer, Principal Financial Officer	Date: August 14, 2009