Form 10-Q
period 2009-09-30
RIVAL TECHNOLOGIES INC
filed 2009-11-16
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of November 16, 2009 was 47,182,560.

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

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

14

Item 4T.  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

15

Item 6.  Exhibits

15

Signatures

16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2009 and 2008 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of results to be expected for any subsequent period.

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARY

(A Development Stage Company)

Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

September 30, 2009

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$5,968	$28,860
Other current assets	2,224	1,878

Total Current Assets	8,192	30,738

PROPERTY AND EQUIPMENT, net	7,347	9,624

TOTAL ASSETS	$15,539	$40,362

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$101,857	$89,982
Due to related party	60,000	-
Accrued interest	76,886	49,595
Convertible note payable	550,000	500,000
Promissory note payable	4,559	4,559

Total Current Liabilities	793,302	644,136

Total Liabilities	793,302	644,136

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized without
par value, 47,182,560 and 47,182,560 shares issued and outstanding, respectively	10,759,546	10,759,546
Additional paid-in capital	514,326	514,326
Accumulated other comprehensive income	66,596	77,473
Deficit accumulated during the development stage	(7,086,247)	(6,923,135)
Accumulated deficit	(5,031,984)	(5,031,984)

Total Stockholders' Deficit	(777,763)	(603,774)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,539	$40,362

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Cumulative
					Amounts From
					Beginning of
	For the		For the		Development
	Three months ended		Nine months ended		Stage (April 1,
	September 30,		September 30,		2003) to
	2009	2008	2009	2008	September 30, 2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Amortization of beneficial conversion feature	-	-	-	-	63,327
Consulting fees	24,000	-	72,000	55,579	999,601
Depreciation expenses	759	939	2,277	2,648	11,976
Finders’ fees	-	-	-	-	509,700
Investor relations	-	23,403	6,605	83,176	657,197
Other general and administrative expenses	10,243	42,349	54,940	136,712	837,958
Research and development	-	-	-	-	443,373

Total Operating Expense	35,002	66,691	135,822	278,115	3,523,132

LOSS BEFORE OTHER INCOME (EXPENSE)	(35,002)	(66,691)	(135,822)	(278,115)	(3,523,132)

OTHER INCOME (EXPENSE)
Impairment of intangible property	-	-	-	-	(3,491,167)
Write off payable	-	-	-	-	18,102
Interest expense	(9,791)	(8,750)	(27,291)	(26,250)	(93,516)
Interest Income	1	-	1	-	400

Total Other Income (Expense)	(9,790)	(8,750)	(27,290)	(26,250)	(3,566,181)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(44,792)	(75,441)	(163,112)	(304,365)	(7,089,313)
Provision for income taxes	-	-	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(44,792)	(75,441)	(163,112)	(304,365)	(7,089,313)

MINORITY INTEREST	-	-	-	-	3,066

NET LOSS	$(44,792)	$(75,441)	$(163,112)	$(304,365)	$(7,086,247)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC and DILUTED	47,182,560	47,182,560	47,182,560	47,168,509

The accompanying notes are in integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss
(Unaudited)
					Cumulative
					Amounts From
					Beginning of
	For the		For the		Development
	Three months ended		Nine months ended		Stage (April 1,
	September 30,		September 30,		2003) to
	2009	2008	2009	2008	September 30, 2009

NET LOSS	$(44,792)	$(74,441)	$(163,112)	$(304,365)	$(7,086,247)

Foreign exchange gain (loss)	(5,484)	(37,936)	(10,877)	(77,851)	66,596

OTHER COMPREHENSIVE LOSS	$(50,276)	$(113,376)	$(173,989)	$(382,215)	$(7,019,651)

The accompanying notes are in integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Nine Months Ended		2003 to
	September 30,		September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(163,112)	$(304,365)	$(7,086,247)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	65,899
Depreciation	2,277	2,648	11,976
Shares issued for services	-	12,571	1,373,732
Impairment of intangible property		-	3,289,343
Valuation of options	-	9,037	9,037
Minority interest	-	-	(3,743)
Changes in assets and liabilities:
Other current assets	(346)	(2,319)	37,711
Accounts payable and accrued liabilities	11,875	5,842	47,564
Due to related party	60,000	-	60,000
Accrued interest	27,291	26,250	76,886

Net Cash Used by Operating Activities	(62,015)	(250,336)	(2,117,842)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	-	-	(19,323)

Net Cash Used by Investing Activities	-	-	(19,323)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible debenture	-	-	19,890
Promissory note payable	-	-	4,559
Proceeds from issuance of convertible notes payable	50,000	-	550,000
Proceeds from issuance of common stock, net of
issue costs	-	-	1,500,104

Net Cash Provided by Financing Activities	50,000	-	2,074,553

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,877)	(10,608)	66,596

NET INCREASE IN CASH	(22,892)	(260,944)	3,984

CASH AT BEGINNING OF PERIOD	28,860	351,526	1,984

CASH AT END OF PERIOD	$5,968	$90,582	$5,968

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			Amounts
			From
			Beginning of
			Development
			Stage on April 1,
	For the Nine Months Ended		2003 to
	September 30,		September 30,
	2009	2008	2009

SUPPLEMENTAL DISCLOSURES

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions:
Settlement of accounts payable to an officer of the
Company	$-	$-	$42,301
Shares issued to acquire intangible property	$-	$-	$3,285,600
Shares issued for services	$-	$12,571	$1,373,732
Shares issued to settle convertible debenture and
accrued interest payable	$-	$-	$10,099
Beneficial conversion feature recorded as
additional paid in capital	$-	$-	$69,364
Contributed capital on settlement of accounts
Payable	$-	$-	$5,580
Common stock issued in lieu of debt	$-	$-	$13,506
Options granted for services	$-	$9,037	$9,037

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in US Dollars

September 30, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 - GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $163,112 during the nine month period ended September 30, 2009.  In addition, the Company’s current liabilities exceeded its current assets by $785,111 and $613,398 at September 30, 2009 and 2008, respectively. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of September 30, 2009, the Company had cash and cash equivalents of $5,968.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2009 and 2010.  However management cannot make any assurances that such financing will be secured.

NOTE 3 -

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

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model and the following assumptions: expected term of 5 ½  years, a risk free interest rate of 2.76%, a dividend yield of 0% and volatility of 142%.  Under the provisions, additional consulting expense of $9,037 was recorded for the nine months ended September 30, 2008 and $0 for the nine months ended September 30, 2009 pursuant to the Black-Scholes option pricing model for these options.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in US Dollars

September 30, 2009

NOTE 3 -

STOCK OPTIONS AND WARRANTS (continued)

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

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 1.96%, a dividend yield of 0% and volatility of 149%. Under the provisions, the total stock options are valued $1,845,140. No expense has been recorded for the period ending September 30, 2009 related to these options, as they have not begun to vest.

The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price

Outstanding as of January 1, 2008	-	$-

Granted	18,000	0.55
Exercised	-	-
Cancelled	-	-

Outstanding and exercisable at December 31, 2008	18,000	$0.55

Granted	4,400,000	$0.13
Exercised		-
Cancelled	-	-
Outstanding at September 30, 2009 (unaudited)	4,418,000	$0.13
Exercisable at September 30, 2009 (unaudited)	18,000	$0.55

The following table summarizes the changes in options outstanding and the related price for the shares of the Company’s common stock issued to an individual for consulting services.

Options Outstanding				Options Exercisable
Year Granted	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$ 0.55	18,000	3.88	18,000	$ 0.55
2009	$ 0.13	4,400,000	4.56	-	-

RIVAL TECHNOLGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in US Dollars

September 30, 2009

NOTE 4 -

CONVERTIBLE NOTE PAYABLE

During August 2007, the Company received $500,000 from a company pursuant to a convertible note payable.  The note bears interest at 7% per annum, and is due on July 30, 2008.  As of December 31, 2007, accrued interest on the note totaled $14,595. Until July 30, 2008, the note holder has the right, at the holder’s option, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice. On July 30, 2008, the note holder extended the note payable until September 30, 2008. And on September 29, 2008 the convertible note holder extended the convertible note payable again to June 30, 2009 then extended continually until demand for payment. This Convertible Note Payable is currently in default. As of September 30, 2009 and December 31, 2008, accrued interest on the note totaled $75,845 and 49,595, respectively. For the nine months period ended September 30, 2009 and year ended 2008, the $500,000 principal and accrued interest was convertible into 1,799,516 and 2,892,605 shares of the Company’s common stock.

On July 2, 2009, the Company entered into an additional agreement with Epsom Investment Services NV (“Epsom”) under a convertible promissory note in the amount of $100,000 bearing interest of 10% per annum.  The promissory note and interest are due and will be paid on demand. Epsom agreed when demand for payment is presented to the Company, Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival common stock.  The conversion price will be the closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with notice. The Company has received $50,000 under this agreement. For the nine months period ended September 30, 2009, the principal of $50,000 and accrued interest of $1,041 was convertible into 159,503 shares of the Company’s common stock.

The Company incurred debt whereby the convertible feature of the debt provides for a rate of conversion based upon the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice.  Therefore, the Company has not recorded a beneficial conversion feature on this note pursuant to the accounting pronouncement.

NOTE 5 -  RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

There were $60,000 and $0 due to a related party, a Company owned by the officer, Douglas B. Thomas of the Company for accrued management services and operating expenses at September 30, 2009 and December 31, 2008, respectively. The amounts due to related parties are non-interest bearing and have no specific terms of repayment.

RIVAL TECHNOLGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Expressed in US Dollars

September 30, 2009

NOTE 6 -

JOINT VENTURE

In May 2009, the Company signed a letter of intent for a joint venture (“JV) with Hamburg Financial Corporation (“HFC”) to form a 75% (as to Rival’s interest) and 25% (as to HFC’s interest) JV having the exclusive right from the date of commencement until December 31, 2009 to exploit Rival’s technology with a South American oil company. The JV agreement may be extended indefinitely based on the achievement of certain performance criteria established by both parties. HFC is to be responsible out of its share of JV participation to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of Rival’s technology in South America. All expenses, developmental or extraordinary, will be the responsibility of each party, relative to their respective interest in the JV. The JV was still in a development stage and there were no related expenses that occurred during the quarters ended as of September, 30, 2009.

NOTE 7 - SUBSEQUENT EVENT

Subsequent to the quarters ended September 30, 2009, the Company signed a Letter of Intent with a group of investors that will provide $6 million in financing to the Company. Terms of the proposed agreement are subject to a confidentiality agreement between the parties and will be announced upon successful completion of the agreement expected during the fourth quarter. The funds will be used to complete engineering and construction of the first TRU process, one barrel per day, continuous feed pilot plant.

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

During the fourth quarter of 2008, the Company moved to the second phase of the four phase business development plan of the TRU™ process:  building a pilot plant.  Management has actively sought financing to fund the final engineering and construction of a pilot plant; however, as the date of this filing we have not entered into any definitive agreement for financing of the fourth phase.  Management continues to seek financing and believes initial interest in the project remains positive.

In May 2009, TRU Oiltech engaged Mr. Brendon Billings, a senior petroleum engineer with over 30 years of international experience in reservoir optimization as the first member of the TRU Oiltech pilot project advisory team which will be expanded as Rival continues to move forward with the second phase of our four phase business development plan.

During the second quarter of 2009, the Company continued to execute on the second phase of its business development plan.  Rival is currently focused on concluding an agreement with a large South American oil company that will result in a pilot plant being financed and built. The heavy oil feed-stock for this pilot plant is perfectly suited for maximizing value utilizing the TRU process, even at current crude oil prices.  In May 2009, the Company signed a letter of intent for a joint venture with Hamburg Financial Corporation (“HFC”) to form a 75% (as to Rival’s interest) and 25% (as to HFC’s interest) joint venture.  The Company anticipates that the joint venture will provide an exclusive right to HFC from the date of commencement to December 31, 2010 to exploit Rival’s technology with a private American corporation. The parties anticipate that HFC will be responsible to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of Rival’s technology out of its share of the joint venture.  All expenses, developmental or extraordinary, will be the responsibility of each party, relative to their respective interest in the joint venture.  The parties plan to complete an initial licensing agreement during the last half of 2009.

During the third quarter of 2009, HFC began discussions with a large privately held, United States based heavy oil producer/refiner/pipeline company, regarding the use of the TRU process technology. The next step would include construction of a continuous feed pilot plant using the TRU process technology and this oil producer’s feed stock. Results from this phase would move the project forward to commercial production.

The Company has three additional oil producers in preliminary discussions for a similar arrangement, as well as also taking steps to fund and build its own pilot plant.

Subsequent to the quarter ended September 30, 2009, the Company signed a Letter of Intent with a group of investors that will provide a $6 million financing to the company. Terms of the proposed agreement are subject to a confidentiality agreement between the parties and will be announced upon successful completion of the agreement expected during the fourth quarter. The funds will be used to complete engineering and construction of the first TRU process, one barrel per day, continuous feed pilot plant.

Material Changes in Financial Condition

We have not received, nor recorded, consolidated revenues from ongoing operations for the past two years and have relied on equity transactions and loans to fund development of our business plan.  As a result of equity financing and loans our consolidated cash position at September 30, 2009 was $5,968.  We incurred a net loss of $163,112 for the nine month period ended September 30, 2009 and our current liabilities exceeded our current assets by $785,111 at September 30, 2009.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to our ability to continue as a going concern.  We continue to seek additional capital through public and/or private offerings, intend to target strategic partners in an effort to increase revenues and intend to expand our revenues through strategic acquisitions.

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

In 2007 we received a loan from Epsom Investment Services NV (“Epsom”) under a convertible promissory note in the amount of $500,000(US) bearing interest of 7% per annum.  The promissory note was payable on or before March 31, 2009, but Epsom agreed to extend the due date until demand for payment is presented to the Company.  Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival common stock.  The conversion price will be the closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with written notice of conversion.  As of September 30, 2009, the interest accrued on this loan is $75,845 and the principal and accrued interest due was convertible into 1,799,515 shares of the Company’s common stock.

In July, 2009, the Company entered into an additional convertible promissory note with Epsom in the amount of $100,000 bearing interest of 10% per annum. The promissory note and interest are due and will be paid on demand.  Under the agreement when demand for payment is presented to the Company, Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival common stock.  The conversion price will be the closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with notice. The Company has received $50,000 pursuant to this note.  As of September 30, 2009, the interest accrued on this loan is $1,041 and the principal and accrued interest due was convertible into 159,503 shares of the Company’s common stock.

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

Material Changes in Results of Operations

Our operating expenses decreased from $278,115 to $135,822 and $66,691 to $35,002 for both the nine and three month periods ended September 30, 2009 (the “2009 interim periods”) compared to the same periods in 2008. These represented decreases of $142,293 and $31,689 operating expenses for the nine month period and three month period ended September 30, 2009 compared to the same period 2008 were primarily attributable to reduced rental, office expenses and consulting fees in the 2009 interim periods.  As a result of the decrease, we recorded a smaller net loss for the 2009 interim periods as compared to the 2008 interim periods.

Working capital, which was current assets less current liabilities, was a deficit of $785,111 at September 30, 2009 compared to a deficit of $613,398 at December 31, 2008. Working capital at September 30, 2009 included cash and cash equivalents of $5,968 and other assets of $2,224, among current assets.

The decrease in the Company’s cash flow provided by operating activities from $250,336 to $62,015 was due to the decrease in accounts payable and due to a related party, and the decrease in the net loss was primarily due to the decrease of investor relations expenses, general & administrative expenses, and consulting fees for the nine month period ended September 30, 2009 compared with the same period ended September 30, 2008.

The increase in the Company’s cash flow provided by the financing activities from $0 to $50,000 was due to the increase in proceeds from the issuance of convertible notes payable for the nine month period ended September 30, 2009 compared with the same period ended September 30, 2008.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund the development of our subsidiaries’ business plans and the lack of revenues for continued growth may cause us to delay our business development.  At September 30, 2009 we had negative cash flows from operating activities and we will require additional financing to fund our long-term cash needs.  We may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to the Company.  If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

Pursuant to Section 404, we are required to provide a report by our management on the effectiveness of our internal control over financial reporting.  In our annual report for the year ended December 31, 2010 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent registered public accounting firm’s conclusions at December 31, 2010 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude that our internal controls over financial reporting are effective as required by Section 404.

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

3(ii)

Bylaws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)

4.1

The 2005 Stock Equity Incentive Plan of Rival Technologies Inc. (Incorporated by reference to exhibit 4.1 to Form S-8, filed June 30, 2005)

10.1

Amendment (2) to Convertible Promissory Note between Rival Technologies and Epsom Investment Services NV, dated October 29, 2008 (Incorporated by reference to exhibit 10.1 to Form 10-Q, filed November 12,2008)

10.2

Convertible Promissory Note between Rival Technologies and Epsom Investment Services NV, dated July 2, 2009 (Incorporated by reference to exhibit 10.2 to Form 10-Q filed August 14, 2009)

10.3

Loan Agreement between Rival Technologies and Epsom Investment Services NV, dated July 2, 2009 (Incorporated by reference to exhibit 10.3 to Form 10-Q filed August 14, 2009)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVAL TECHNOLOGIES, INC. By: /s/ Douglas B. Thomas Douglas B. Thomas President, Chief Executive Officer, Principal Financial Officer	Date: November 16, 2009

16