Form 10-K
period 2009-12-31
RIVAL TECHNOLOGIES INC
filed 2010-04-15
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed last second quarter (June 30, 2009) was approximately $10,722,768.

The number of shares outstanding of the registrant’s common stock as April 15, 2010 was 47,182,560.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.     Business

3

Item 2.     Properties

6

Item 3.     Legal Proceedings

6

Item 4.     [Reserved]

6

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters

                and Issuer Purchases of Equity Securities

6

Item 6.     Selected Financial Data

7

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 8.     Financial Statements and Supplementary Data

10

Item9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

47

Item 9A(T).  Controls and Procedures

47

Item 9B.  Other Information

48

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

49

Item 11.  Executive Compensation

50

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

50

Item 13.  Certain Relationships and Related Transactions, and Director Independence

52

Item 14.  Principal Accounting Fees and Services

53

PART IV

Item 15.  Exhibits, Financial Statement Schedules

53

Signatures

54

In this report references to “Rival,” “Rival Technologies,” “the Company,” “we,” “us,” and “our” refer to Rival Technologies, Inc. and its subsidiaries.

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

Our business development plan for TRU Oiltech includes:

1.

Obtain a patent for the TRU technology;

2.

Seek out partnerships with oil producers that will lead to licensing revenue from the commercial use of the TRU technology.  Tru Oiltech will obtain samples from a potential customer, then it will complete a series of tests using the TRU technology to optimize samples for upgrading. The samples will be provided to the potential customer with test results and an economic model.

3.

If the potential customer is satisfied with the results, then the parties will enter into a licensing agreement. The parties will design and construct a continuous feed one barrel-per-day (“Bpd”) pilot plant.

4.

Then if satisfied with the results of the pilot plant, the parties will enter into a royalty agreement and then the customer will expand the TRU process to a full scale field pilot or a full scale production facility.

On April 11, 2007, TRU Oiltech filed with the United States Patent and Trademark Office a patent application titled, Method of Upgrading Heavy Crude Oil” and this patent is pending.  Light crude oil is defined as having an API gravity higher than 31.1°, medium oil as having an API gravity between 22.3° and 31.1°, and heavy oil as having an API gravity below 22.3°.  Oil that does not flow, or cannot be pumped without being heated or diluted is called bitumen. It generally has an API gravity of less than 12°.  The bitumen mined from the oil sands deposits in the Athabasca area of Canada has an API gravity of around 8°, but can be upgraded to an API gravity of 31° to 33°. This upgraded oil is known as synthetic crude oil.

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

Worldwide, oil sand and heavy oil resources are massive.  The prime market for this technology is in Alberta, Canada which holds three major oil sands deposits.  The Athabasca Oil Sands deposit is the largest and estimated to hold 1.3 trillion barrels of bitumen and is the primary target market for commercialization of the TRU™ process.  Additional heavy oil reserves estimated at 1.2 trillion barrels are located in Venezuela’s Orinoco heavy oil belt.

In January 2008 TRU Oiltech contracted with an independent engineering consultant to provide an unbiased linear program analysis of our synthetic crude product TRULITE™.  We received a report which expressed concern regarding our testing methods and it recommended that we alter our testing methodology by undertaking a continuous feed pilot program that would simulate to a reasonable degree the expected operating conditions for a commercial production thermal cracker-solvent extraction process.  However, management believes that the TRU™ process will provide benefits and the operation of a commercial unit can be projected from the existing test results.  We decided to seek out oil industry partners to participate in the continuing testing phase for the commercial development of the TRU™ process.

In May 2009, TRU Oiltech engaged Mr, Bendon Billings, a senior petroleum engineer with over 30 years of international experience in reservoir optimization as the first member of the TRU Oiltech pilot project advisory team which we intend to expand as Rival continues to move forward with the second phase of our four phase business development plan.

During the second quarter of 2009, Rival continued to move forward with the second phase of its business development plan. Rival was focused on concluding an agreement with a large South American oil company that could result in a pilot plan being financed and built. The heavy oil feed-stock for this pilot plant was perfectly suited for maximizing value utilizing the TRU process, even at current crude oil prices. In May 2009, Rival signed a letter of intent for a joint venture with Hamburg Financial Corporation (“HFC”) to form a 75% (as to Rival’s interest) and 25% (as to HFC’s interest) joint venture.  However as of the date of this filing a definitive agreement has not been finalized.  We anticipate that the joint venture will provide an exclusive right to HFC from the date of commencement to December 31, 2010 to exploit Rival’s technology with a private American corporation. The parties anticipate that HFC will be responsible to compensate others that my assist, either directly or indirectly, in facilitating the commercial exploitation of Rival’s technology out of its share of the joint venture. All expenses, developmental or extraordinary, will be the responsibility of each party, relative to their respective interest in the joint venture. The parties planned to complete an initial licensing agreement during the last half of 2009, but a definitive agreement was not signed and we cannot guarantee that such an agreement will come to fruition.

On December 8, 2009, Rival signed a financing agreement with an investment group led by Bridge Gap Konsult, an Alberta corporation operating in Calgary, Canada. The financing agreement has an effective date of December 7, 2009 and will provide project financing in three stages for the engineering, fabrication and operation of a continuous feed pilot plant. This non-recourse agreement provides that funds will be advanced over the course of the next 36 months in three installments for development of the TRU process from feed pilot plant to demonstration plant, to a full production facility. In Stage One of the agreement, $6 million will be assigned to engineer, fabricate and operate the previously announced one Bpd, continuous feed pilot plant. Upon successful completion of Stage One, an additional $16 million will be provided to engineer, fabricate and operate a Stage Two demonstration plant for the future prospects for the TRU process. Rival will immediately begin to explore options available to us for securing a farm-in or strategic industry partner for the minimum fifteen Bpd facility. In Stage Three, funding of $115 million will be provided to engineer, fabricate and operate a minimum 10,000 Bpd production facility with a yet to be named industry partner.

Our strategy for 2010 is to execute the three stages of the financing agreement and continue the search for development partners and to pursue opportunities for financing the final engineering and construction of the pilot plant. Management believes interest in the project remains positive.  However, we cannot assure you that we will be successful in negotiating a final contract with these development partners as the market for reducing viscosity of heavy oil and oil sands has been negatively affected by the downturn occurring in the global economy.   We will compete directly with larger companies with longer operating histories and greater financial resources with established distribution channels.  We are likely to encounter a high degree of competition in developing a customer base for this technology.

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

On January 26, 2007, the United States Patent and Trademark Office allowed the CWI Technology patent titled, “Emission Control Water Injection System for Diesel Engines.”

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

Research and Development

For the year ended December 31, 2009, we spent $10,627 on research and development related to testing of our CWI technology and TRU™ process compared to $0 for the year ended December 31, 2008.  We anticipate that we will continue to record research and development expenses as we continue testing our technologies for commercialization.

Patents and Trademarks

The Company has filed patent applications in the United States under application numbers 60/980,713 and 61/149,556 for the method of upgrading heavy crude oil, which are pending as of December 31, 2009. The Company has filed trademark applications in Canada under application numbers 1,405,915, 1,355,271 and 1, 355,270 and in the United States under application numbers 77/375,815, 77/375,804, and 77/537,478, which are pending as of December 31, 2009.

Employees

Rival does not have any employees at this time.   Our management expects to confer with consultants, attorneys and accountants as necessary.  We do not anticipate a need to engage any full-time employees so long as we are seeking financing to pursue our business plan.

ITEM 2.  PROPERTIES

Rival’s principal administrative office is located at 375 N. Stephanie Street, Suite 1411, Henderson, Nevada, 89014.  The office is our registered office, and the relevant service expenses, including the secretarial, photocopying, and similar services will be charged on a month-to-month basis depending on the services provided as requirements by the Company.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4.  [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to June 2006 our common stock was listed on the OTC Bulletin Board under the symbol “RVTI” From June 2006 through June 18, 2008 our common stock was listed on the Pink Sheets, LLC.  On June 18, 2008, the listing of our common stock returned to the OTC Bulletin Board. Our common stock also trades on the Berlin Stock Exchange and the Frankfurt Stock Exchange.

The following table lists the range for the high and low closing bid prices of our common stock as reported by the OTC Bulletin Board for each quarter for the period from July 1, 2008 through December 31, 2009.  The prices for the period from January 1, 2008 through June 30, 2008 represent the high and low trading prices as reported by the Pink Sheets, LLC.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2009		2008
Quarter ended	High	Low	High	Low
March 31	$ 0.16	$ 0.06	$ 0.52	$ 0.52
June 30	0.75	0.06	0.21	0.21
September 30	0.41	0.06	0.94	0.25
December 31	0.34	0.08	0.45	0.15

In October 2008 we changed the CUSIP number for the Regulation S common stock to the same CUSIP number used for our common stock. Regulation S provides for the offer and sale of restricted securities outside of the United States. An aggregate of 9,000,000 shares were issued under Regulation S and offered to sell in Europe. However, only 6,717,326 shares of the Regulation S were sold and the remaining 2,282,674 shares have not been sold by the trustee and are reserved for distribution. All Regulation S sales were offshore transactions, with no directed selling efforts in the United States. These securities are not registered under the Securities Act of 1933 and cannot be offered or sold in the United States unless registered under the Securities Act or an exemption from registration is available.

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

Holders

As of April 15, 2010, we had 181 stockholders of record of our common stock, which does not include shareholders of our Regulation S common stock or shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid any dividends on our common stock.  We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Executive Overview

We are a holding company operating on a consolidated basis with, our majority-owned subsidiary, TRU Oiltech, Inc and CWI Technology, Inc., our wholly-owned subsidiary.  TRU Oiltech, Inc. is developing the TRU ™ process, which is a mild, thermal reagent, primary upgrading process designed for heavy crude and oil sands bitumen which improves viscosity for acceptance by pipeline transportation systems.  CWI Technology, Inc. is developing the Continuous Water Injection technology (“CWI Technology”), which is designed to reduce harmful nitrogen oxide and ksmoke emissions, improve fuel efficiency and provide cleaner operations of diesel engines.  CWI had limited operations during 2009 and 2008.  Both subsidiaries are development stage companies in the licensing and marketing stage for their technologies.

On December 8, 2009, Rival signed the financing agreement with Bridge Gap Konsult that we expect will provide project financing in three stages for the engineering, fabrication and operation of a continuous one Bpd feed pilot plant.  Management intends to immediately begin to explore options available to us for securing a farm-in or strategic industry partner for a minimum fifteen Bpd facility.  As of the date of this filing, we have not received any advances provided for under the financing agreement.

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

Liquidity and Capital Resources

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

During 2009 we relied primarily on loans and advances for our cash requirements.  We received $75,000 under a promissory note with Epsom Investment Services NV, a Nevis corporation (“Epsom”).  The original principal amount of this note was $100,000, with 10% interest, and was dated June 30, 2009.  In December 2009 we entered into a consolidated convertible note with Epsom, which is described in more detail below, see “Commitments and Contingent Liabilities.” We also received an advance of $22,213 from a related party that we used in the ordinary course of operations.

During 2008 we relied on advances and issued shares to avoid using our cash.  We received cash advances of $14,964 from a related party and we issued an aggregate of 25,000 shares of common stock and options to purchase 18,000 shares in consideration for services valued at $21,608.   Rival issue 25,000 restricted shares of common stock in April 2008 to Midsouth Capital Markets Group, a Georgia company, for financial services on a non-exclusive basis for a six month period.  In February 2008 Rival entered into a consulting agreement with L.G. Zangani, LLC to provide business development consulting to Rival for a six month period, terminating on August 15, 2008.  As part of this agreement, Rival granted options to Leonardo G. Zangani to purchase 18,000 shares of common stock at an exercise price of $0.55 US. (See Item 12, below, for more detail.)

As a result of equity financing and loans our consolidated cash position at December 31, 2009 was $8,324, but we recorded a net loss of $235,791 for the year ended December 31, 2009.  During the year ended December 31, 2009, we spent $10,627 on research and development compared to $0 for the year ended December 31, 2008.  We anticipate that we will have research and development expenses in future periods as our subsidiaries further develop their technologies.  We do not anticipate hiring employees in the short term, but this action will be based upon the success of our subsidiaries’ development of their respective technologies.

Working capital, which represents current assets less current liabilities, was a deficit of $869,978 at December 31, 2009 compared to a deficit of $613,398 at December 31, 2008. Working capital at December 31, 2009 included cash and cash equivalents of $8,324 among current assets.

The decrease in the Company’s cash flow used by operating activities from $312,465 for 2008 to $69,751 for 2009 was due to the increase in accounts payable due to a related party and decrease in net loss.

The increase in the Company`s cash flow used by investing activities was due to the increase in intangible assets of $11,797 related to costs associated with applying for patents and trademarks in the United States and Canada for the fiscal year ended December 31, 2009 compared with the same period ended 2008.

The increase in the Company’s cash flow provided by financing activities was due to the increase in proceeds of $75,000 from the issuance of convertible notes payable and additional advance from a related party for the fiscal year ended December 31, 2009 compared with the same period ended 2008.

Results of Operations

The following selected financial data is based on the consolidated financial statements of Rival and its subsidiaries, CWI Technology and TRU Oiltech. The following chart summarizes our consolidated financial statements for the years ended December 31, 2009 and 2008 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below:

	Year ended December 31
	2009	2008
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 8,324	$ 28,860
Total current assets	8,324	30,738
Total assets	27,480	40,362
Total current liabilities	878,302	644,136
Accumulated deficit	(12,190,910)	(11,955,119)
Total stockholder’s (deficit)	$ (850,822)	$ (603,774)

	Year ended December 31
	2009	2008
SUMMARY OF OPERATING RESULTS
Revenues	$ -	$ -
Total operating expenses	195,416	325,774
Total other income (expense)	(40,375)	(35,102)
Income taxes	-	-
Net loss	(235,791)	(360,876)
Net loss per share	$ (0.01)	$ (0.01)

Our operating expenses decreased from $325,774 for the year ended December 31, 2008 to $195,416 for fiscal year ended December 31, 2009. This decrease of $130,358 in operating expenses for 2009 compared to 2008 was primarily attributable to reduced investor relations fees and consulting fees.  As a result of the decrease, we recorded a smaller net loss for the 2009 year ended as compared to the same period year ended 2008.

Commitments and Contingent Liabilities

On December 28, 2009, the Company entered into a Senior Secured Convertible Note and a Security Agreement dated December 9, 2009, with Epsom Investment Services NV (“Epsom”).  The convertible note has a principal amount of $649,441.62, with 10% interest per annum. The convertible note represents the principal and interest Rival owes Epsom under a promissory note in the original principal sum of $500,000, with 7% interest, dated August 1, 2007 and a promissory note in the original principal amount of $100,000, with 10% interest, dated June 30, 2009. Rival received $75,000 under these notes in 2009.  The convertible note is secured by Rival’s personal property. Rival may redeem and prepay the convertible note at any time without penalty. The convertible note is payable upon demand and the conversion rate shall be determined by dividing the principal owned by the closing sale price of Rival’s common stock on the trading day prior to the notice conversion.  Fractional shares shall be rounded up to a full share and the common stock issued in the conversion shall be restricted shares. Rival must reserve authorized shares of common stock equal to 175% of the conversion rate so long as the convertible note is outstanding.

Subsequent to the year ended December 31, 2009, on February 2, 2010, the Company received $25,000 pursuant to the Epsom convertible note.

The Epsom convertible note restricts Rival’s authority to change management, recapitalize or restructure without the prior consent of Epsom.   Epsom must consent to any change in Rival’s capital structure or revision of its articles of incorporation or bylaws.  Rival must obtain Epsom’s consent to issue or sell shares of common stock or grant options or convertible securities.  In the event Rival issues common stock or sells any options, convertible securities or rights to purchase stock, warrants or property, then Epsom shall be granted the same purchase rights in an amount equal to the shares that could be acquired upon complete conversion of the convertible note at that time.  In addition, if any shares issued or sold or other purchase rights have a price less than the conversion price of the convertible note, then the conversion price for the convertible note shall be reduced accordingly.  The convertible note also provides anti-dilution provisions for reverse or forward stock splits.

The convertible note provides that Epsom must approve any written agreements related to a merger, consolidation or sale of assets by Rival.  Any surviving entity must assume the obligation of the convertible note and maintain its senior ranking to all other debts or Epsom may demand redemption of the convertible note.  The convertible note provides a right of redemption to Epsom in the event of a change of control.  Rival must notify Epsom of any change in control and Epsom may require Rival to convert a portion of the convertible note into cash or, until the cash payment is paid in full, by conversion into shares; the amount to be based upon the formula as outlined in the convertible note.

In connection with the Epsom convertible note, Rival granted Epsom a security interest in Rival’s personal property currently existing or acquired at a later date.  The collateral includes all cash, bank accounts, goods, equipment, fixtures, intangibles, proceeds, chattel paper, inventory, accounts, patents, licences and intellectual property.  Rival has agreed to perfect and protect the security interest held by Epsom and allows Epsom to take any necessary steps to protect its security interest.

Off-balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

December 31, 2009 and 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm

11

Consolidated Balance Sheets

12

Consolidated Statements of Operations

13

Consolidated Statements of Other Comprehensive Loss

14

Consolidated Statements of Stockholders’ Equity (Deficit)

15-21

Consolidated Statements of Cash Flows

22-23

Notes to the Consolidated Financial Statements

24-46

[Logo]	CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC Certified Public Accountants Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com	Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM to be update

To The Board of Directors and Shareholders

Rival Technologies, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Rival Technologies, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, other comprehensive loss, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rival Technologies, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses from operations, recurring negative cash flows from operations, and are recurring negative working capital which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill LLC

Chisholm, Bierwolf, Nilson & Morrill LLC

Bountiful, Utah

April 14, 2010

PCAOB Registered, Members of AICPA, CPCAF and UACPA

533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$8,324	$28,860
Other current assets	-	1,878

Total Current Assets	8,324	30,738

PROPERTY AND EQUIPMENT, net	7,359	9,624

INTANGIBLE ASSETS
Patents, net	4,276	-
Trademarks, net	7,521	-
TOTAL INTANGIBLE ASSETS	11,797	-

TOTAL ASSETS	$27,480	40,362

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$130,141	$89,981
Due to a related party	82,157	-
Accrued interest	87,054	49,595
Note payable	3,950	4,559
Convertible note payable	575,000	500,000

Total Current Liabilities	878,302	644,136

Total Liabilities	878,302	644,136

COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized without
par value, 47,182,560 shares issued and outstanding	10,759,546	10,759,546
Additional paid-in capital	516,448	514,327
Accumulated other comprehensive income	64,094	77,473
Deficit accumulated during the development stage	(7,158,926)	(6,923,135)
Accumulated deficit	(5,031,984)	(5,031,984)

Total Stockholders' Deficit	(850,822)	(603,774)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,480	$40,362

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Years Ended		2003 to
	December 31,		December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES

Amortization of beneficial conversion feature	-	-	63,327
Consulting	-	63,953	927,601
Depreciation	2,265	2,359	11,964
Finders' fees	-	-	509,700
Investor relations	8,425	86,394	659,017
Other general and administrative	174,099	173,068	957,117
Research and development	10,627	-	454,000
Total Operating Expenses	195,416	325,774	3,582,726
LOSS BEFORE OTHER INCOME (EXPENSE)	(195,416)	(325,774)	(3,582,726)

OTHER INCOME (EXPENSE)
Impairment of intangible property (Note 4)	-	-	(3,491,167)
Write off payable	-	-	18,102
Interest expense	(40,377)	(35,102)	(106,602)
Interest income	2	-	401
Total Other Income (Expense)	(40,375)	(35,102)	(3,579,266)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(235,791)	(360,876)	(7,161,992)

Provision for income taxes	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(235,791)	(360,876)	(7,161,992)

MINORITY INTEREST	-	-	3,066

NET LOSS	$(235,791)	$(360,876)	$(7,158,926)

EARNING PER SHARE:
BASIC	$(0.01)	$(0.01)
DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	47,182,560	47,304,567
DILUTED	47,182,560	47,304,567

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss

			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Years Ended		2003 to
	December 31,		December 31,
	2009	2008	2009

NET LOSS	$(235,791)	$(360,876)	$(7,158,926)

OTHER COMPREHENSIVE LOSS

Foreign currency exchange	(13,379)	(10,201)	64,094

OTHER COMPREHENSIVE LOSS	$(249,170)	$(371,077)	$(7,094,832)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

From Beginning of Development Stage (April 1, 2003) to December 31, 2009
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance, April 1, 2003
(beginning of development stage)	6,283,934	$ 4,774,720	$ 71,537	$ -	$ -	$ -	$ -	$ (5,031,984.)	$ (185,728)

Common stock issued for intangible
property at $0.001 per share, May 2003	35,000,000	3,285,601	-	-	-	-	-	-	3,285,601

Common stock issued on exercise of
warrants at $0.15 per share, July 2003	70,000	7,630	-	-	-	-	-	-	7,630

Common stock issued for services at
$0.24 per share, August 2003	1,061,000	183,369	-	-	-	-	-	-	183,369

Common stock issued for cash at
US$0.20 per share, November 2003	168,000	9,112	-	-	-	-	-	-	9,112

Settlement of accounts payable to an
officer of the Company	-	-	42,301	-	-	-	-	-	42,301

Share subscriptions received,
December 2003	-	-	-	1,484	-	-	-	-	1,484

Foreign currency translation adjustments	-	-	-	-	-	232,880	-	-	-

Net loss for the period ended
December 31, 2003	-	-	-	-	-	-	(3,527,563)	-	(3,727,563)

Balance, December 31, 2003	42,582,934	8,260,430	113,837	1,484	-	232,880	(3,527,563)	(5,031,984)	(49,084)

Common stock issued for cash at
US$0.25 per share, June 2004	46,900	11,725	-	(1,484)	-	-	-	-	10,241

Settlement of convertible debentures,
June 2004	30,000	10,099	-	-	-	-	-	-	10,099

Beneficial conversion feature of
convertible debentures, June 2004	-	-	69,364	-	-	-	-	-	69,364

Contributed capital on settlement of
accounts payable, June 2004	-	-	5,580	-	-	-	-	-	5,580

Balance carried forward	42,659,834	$ 8,282,254	$ 188,781	$ -	$ -	$ 232,880	$ (3,527,563)	$ (5,031,984)	$ (14,368)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

From Beginning of Development Stage (April 1, 2003) to December 31, 2009
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	42,659,834	$ 8,282,254	$ 188,781	$ -	$ -	$ 232,880	$ (3,527,563)	$ (5,031,984))	$ (14,368)

Common stock issued on exercise of
warrants at US$0.30 per share,
December 2004	168,000	50,400	-	-	-	-	-	-	50,400

Common stock issued, net of issue
costs, December 2004	182,399	90,523	-	-	-	-	-	-	90,523

Obligation to issue 250,000 shares of
common stock	-	-	-	-	253,922	-	-	-	253,922

Foreign currency translation adjustments	-	-	-	-	-	(16,293)	-	-	(16,293)

Net loss for the year ended
December 31, 2004	-	-	-	-	-	-	(599,980)	-	(599,980)

Balance, December 31, 2004	43,010,233	8,423,177	188,781	-	253,922	216,586	(4,127,542)	(5,031,984)	(77,060)

Reg S Common stock issued for cash
at $1.40 per share, January 2005	405,464	464,081	-	-	-	-	-	-	464,081

Selling expenses of Reg S stock,
January 2005	-	(234,553)	-	-	-	-	-	-	(234,553)

Reg S common stock issued for cash
at $1.74 per share, February 2005	574,850	808,988	-	-	-	-	-	-	808,988

Selling expenses of Reg S stock,
February 2005	-	(409,745)	-	-	-	-	-	-	(409,745)

Reg S common stock issued for
services at $1.24 per share,
February 2005	250,000	253,922	-	-	(253,922)	-	-	-	(253,922)

Common stock issued on exercise of
warrants at $0.43 per share,
February 2005	10,000	3,509	-	-	-	-	-	-	3,509

Balance carried forward	44,250,547	$ 9,309,378	$ 188,781	$ -	$ -	$ 216,586	$ (4,127,542)	$ (5,031,984)	$ 555,219

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

From Beginning of Development Stage (April 1, 2003) to December 31, 2009
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

From Beginning of Development Stage (April 1, 2003) to December 31, 2009
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

From Beginning of Development Stage (April 1, 2003) to December 31, 2009
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

From Beginning of Development Stage (April 1, 2003) to December 31, 2009
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

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

From Beginning of Development Stage (April 1, 2003) to December 31, 2009
							Deficit
				Share		Accumulated	Accumulated
			Additional	Subscriptions	Obligation	Other	During the		Total
	Common Stock		Paid-in	Received in	to Issue	Comprehensive	Development		Stockholders'
	Shares	Amount	Capital	Advance	Shares	Income	Stage	Deficit	Equity

Balance brought forward	47,157,560	$ 10,746,975	$ 505,290	$ -	$ -	$ 87,674	$ (6,562,259)	$ (5,031,984)	$ (254,304)

Valuation of stock options granted
February 2008	-	-	9,037	-	-	-	-	-	9,037

Common stock issued for services at
$0.50(US$0.503) per share, April 2008	25,000	12,571	-	-	-	-	-	-	12,571

Foreign currency translation adjustments	-	-	-	-	-	(10,201)	-	-	(10,201)

Net loss for the year ended
December 31, 2008	-	-	-	-	-	-	(360,876)	-	(360,876)

Balance, December 31, 2008	47,182,560	10,759,546	514,327	-	-	77,473	(6,923,135)	(5,031,984)	(603,774)

Interest imputed for promissory note	-	-	2,121	-	-	-	-	-	2,121

Foreign currency translation adjustments	-	-	-	-	-	(13,379)	-	-	(13,379)

Net loss for the year ended
December 31, 2009	-	-	-	-	-	-	(235,791)	-	(235,791)

Balance, December 31, 2009	47,182,560	$ 10,759,546	$ 516,448	$ -	$ -	$ 64,094	$ (7,158,926)	$ (5,031,984)	$ (850,822)

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Years Ended		2003 to
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(235,791)	$(360,876)	$(7,158,926)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	65,899
Depreciation	2,265	2,359	11,964
Shares issued for services	-	12,572	1,373,732
Impairment of intangible property	-	-	3,289,343
Valuation of options	-	9,037	9,037
Minority interest	-	-	(3,743)
Interest imputed for promissory note	2,121	-	2,121
Changes in assets and liabilities:
Other current assets	1,878	(71)	39,935
Accounts payable and accrued liabilities	40,160	(10,486)	75,849
Due to a related party	82,157	-	82,157
Accrued interest	37,459	35,000	87,054

Net Cash Used by Operating Activities	(69,751)	(312,465)	(2,125,578)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments on purchase of equipment	-	-	(19,323)
Payments on patents	(4,276)	-	(4,276)
Payments on trademarks	(7,521)	-	(7,521)
Net Cash Used by Investing Activities	(11,797)	-	(31,120)

CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible debenture	-	-	19,890
Proceeds from note payable	-	-	4,559
Repayment on note payable	(609)	-	(609)
Proceeds from issuance of convertible notes payable	75,000	-	575,000
Proceeds from issuance of common stock, net of issue costs	-	-	1,500,104

Net Cash Provided by Financing Activities	74,391	-	2,098,944

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13,379)	(10,201)	64,094

NET INCREASE IN CASH	(20,536)	(322,666)	6,340

CASH AT BEGINNING OF PERIOD	28,860	351,526	1,984

CASH AT END OF PERIOD	$8,324	$28,860	$8,324

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

			Cumulative
			Amounts
			From
			Beginning of
			Development
			Stage on April 1,
	For the Years Ended		2003 to
	December 31,		December 31,
	2009	2008	2009

SUPPLEMENTAL DISCLOSURES

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions:
Settlement of accounts payable to an officer of the
Company	$-	$-	$42,301
Shares issued to acquire intangible property	$-	$-	$3,285,600
Shares issued for services	$-	$12,572	$1,373,732
Shares issued to settle convertible debenture and
accrued interest payable	$-	$-	$10,099
Beneficial conversion feature recorded as
additional paid in capital	$-	$-	$69,364
Contributed capital on settlement of accounts
Payable	$-	$-	$5,580
Common stock issued in lieu of debt	$-	$-	$13,506
Options granted for services	$-	$9,037	$9,037

The accompanying notes are an integral part of these financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Rival Technologies, Inc. is incorporated under the laws of the State of Nevada as a result of its amalgamation and merger between Rival Technologies, Inc., a British Columbia Company (“Rival BC”), and Rival Technologies, Inc. (the “Company”), a Nevada Company.  Tru Oiltech, Inc. was organized on September 20, 2005, under the laws of the State of Nevada.  The Company currently has limited operations and, in accordance with accounting guidance, FASB ASC 915, “Development Stage Entities,” is considered a Development Stage Company.

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

Significant Accounting Polices

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

a.     Basis of Presentation

The Company’s current functional and reporting currency is the United States Dollar. The financial statements of the Company are presented in the United States Dollars

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

a.     Basis of Presentation (continued)

in accordance with FASB ASC 830-20 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Foreign Currency Translation Adjustments are included in Other Comprehensive Income and disclosed as a separate category of Stockholders’ Equity, whereas, gains or losses relating from foreign currency transactions are included in the results of operations.

However, in the prior years, the consolidated financial statements were presented in Canadian dollars and there were no exchange restrictions.  The Company’s functional currency was the Canadian dollar. In accordance with the Statement of Financial Accounting Standard FASB ASC 830-20, “Foreign Currency Translation,” which stipulated that if the US-incorporated registrant had little or no assets and operations in the U.S., substantially all the operations were conducted in a functional currency other that the U.S. dollar, and the reporting currency selected was the same as the functional currency, then reporting in the foreign currency would produce little or no foreign currency translation effects.   The assets and liabilities denominated in foreign currency were translated into Canadian dollars at the current rate of exchange existing at period end and revenues and expenses were translated at daily exchange rates.  Related translation adjustments were reported as a separate component of stockholders’ equity, whereas, gains or losses relating from foreign currency transactions were included in the results of operations.

In 2008, the administrative office of the Company was moved to the United States. The transactions of the business are in US dollars which is not considered to be a foreign operation; and the subsidiary, which is considered to be an integrated foreign operation, are all translated into the Company’s function currency of US dollars based on the translation method.

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

December 31, 2009

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

c.    Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.  All the figures are translated into USD in 2009 and 2008.

d.     Cash and Cash Equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

e.     Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well known quality financial institutions.  At times, such cash and investments may be in excess of government insurance limits.  Credit Suisse insures CHF 30,000 of funds for the bank accounts that the Company has with Credit Suisse.  At December 31, 2009, the Company had funds totaling CHF$0 within insured limit. The FDIC of the United States insures $250,000 of funds for the bank accounts that the Company has with FDIC. At December 31, 2009, the Company had funds totaling $8,324 within insured limits.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

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

        Description

Estimated Useful Life

                   Furniture and equipment

5 years

                   Computer equipment

3 years

g.      Intangible Asset – Patent and Trademarks

Intangible assets consist of patent and trademark costs.  Patent costs are costs incurred to develop and file patent applications.  Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 5 years for both patents and trademarks. Amortization expense for the years ended December 31, 2009 and 2008 totaled $0 and $0, respectively.  Unsuccessful patent and trademark application costs are expensed at the time the application is denied.  We assess the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows.  We recognize impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.

The Company has filed patent applications in the United States under application numbers 60/980,713 and 61/149,556 for the method of upgrading heavy crude oil which are pending as of December 31, 2009. The Company has filed trademark applications in Canada under application numbers 1,405,915, 1,355,271 and

1,355,270 and in the United States under application numbers 77/375,815, 77/375,804, and 77/537,478 which are pending as of December 31, 2009.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

h.     Research and Development

Research and development costs are expensed as incurred.  Research and development costs charged to expenses were $10,627 and $0 for the years ended

December 31, 2009 and 2008, respectively.  There are no significant agreements relating to research and development expenditures.

i.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.  As a conclusion, the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2009.

Deferred taxes are provided on a liability method whereby deferred tax assets tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the report amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

                  i.     Income Taxes (Continued)

tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

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

Potentially issuable common shares totaling 3,310,270 and 2,892,605 related to convertible notes and accrued interest and an aggregate 4,418,000 and 18,000 related to options were considered but excluded from the calculation of diluted loss per share for the years ended December 31, 2009 and 2008, respectively,  because their inclusion would be anti-dilutive.

Following is a reconciliation of the loss per share for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Net (loss)
	$ (235,791)	$ (360,876)

Weighted average shares
basic	47,182,560	47,304,567
diluted	47,182,560	47,304,567
Loss per share
basic	$ (0.01)	$ (0.01)
diluted	$ (0.01)	$ (0.01)

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

k.     Segment Information

The Company operates in one reportable segment for Rival Technologies, Tru Oiltech Technology, being the diesel technology industry, in Canada and the United States of America.

l.     Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008.

m.

Convertible Debt

The Company has adopted FASB ASC 470-20, “Debt with Conversion and Other Options.” The Company incurred debt whereby the convertible feature of the debt provides for a rate of conversion based upon the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice. This would result in a conversion

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

m.

Convertible Debt (Continued)

price greater than or equal to the stock price, resulting in no beneficial conversion feature. Therefore, no beneficial conversion features have been recognized in the financial statements of the Company.

n.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have an effect on the financial position, results of operations or cash flows of the Company.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

n.

Recent Accounting Pronouncements (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1-

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company does not believe this standard will have any impact on the financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Polices (Continued)

n.

Recent Accounting Pronouncements (Continued)

provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 2-

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $235,791 and $360,876 during the years ended December 31, 2009 and 2008, respectively.  The Company has historically incurred significant net losses which have resulted in an accumulated deficit of $12,190,910 and $11,955,119 at December 31, 2009 and 2008, respectively.  In addition, the Company’s current liabilities exceeded its current assets by $869,978 and $613,398 at December 31, 2009 and 2008, respectively. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private placement offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of December 31, 2009 and 2008, the Company had cash and cash equivalents of $8,324 and $28,860, respectively.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives.  Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2010 and 2011.  However, management cannot make any assurances that such financing will be secured. Therefore, there can be no assurance that this funding will be accomplished and that the Company will continue operations.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 3-

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

	December 31
	2009	2008

Furniture and equipment	$ 15,181	15,181
Computer equipment	4,142	4,142
Accumulated depreciation	(11,964)	(9,699)
Total property and equipment	$ 7,359	$ 9,624

Depreciation expense was $2,265 and $2,359 for the years ended December 31, 2009 and 2008, respectively.

NOTE 4 -

INTANGIBLE PROPERTY

On September 20, 2005, the Company executed an agreement with the new director and president of Tru Oiltech and two other individuals (see Note 11).  Under the terms of the agreement, the director and president along with the two other individuals agreed to sell the TRU Technology to the Company in exchange for 4,000,000 shares of Tru Oiltech valued at $0.001 per share.  Fair value of the shares was determined to be par value as no shares or assets exist prior to this date.  Tru Oiltech issued 4,000,000 shares.  Fair value of the TRU Technology was negotiated in an arms-length transaction by the parties to be $3,743. As of the year ended December 31, 2007, the Company determined that the intangible property was fully impaired, and recorded an impairment expense of $3,743.

The Company hired a law firm to file patent and trademark applications in Canada and the United States for TRU Oiltech’s technology, the subsidiary of the Company. The related costs are capitalized as intangible assets and subject to an amortization period of five years, which management has determined is the economic life of the assets. As of December 31, 2009 and 2008, the capitalized intangible assets totaled $11,797 and $0, respectively. No amortization and impairment are recorded as of December 31, 2009 and 2008 due to the pending status of the intangible assets.

Patents and trademarks consisted of the following at December 31, 2009 and 2008:

	December 31
	2009	2008

Patents	$ 4,276	$ -
Trademarks	7,521	-
Accumulated amortization	-	-
Total property and equipment	$ 11,797	$ -

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 5-

CONVERTIBLE NOTE PAYABLE

During August 2007, the Company received $500,000 from a company (Epsom), non related party pursuant to a convertible note payable.  The note bears interest at 7% per annum, and is due on July 30, 2008.  As of December 31, 2007, accrued interest on the note totaled $14,595. Until July 30, 2008, the note holder has the right, at the holder’s option, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice (see also Note 1). The Company adopted FASB ASC 470-20,” Debt with Conversion and Other Options”. The Company incurred debt whereby the convertible feature of the debt provides for a rate of conversion based upon the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice. This would result in a conversion price greater than or equal to the stock price, resulting in no beneficial conversion feature. Therefore, no beneficial conversion features have been recognized in the financial statements of the Company. This note was extended twice during 2008. On December 9, 2009, the note holder extended the convertible note payable again and changed the interest from 7% to 10%. As of December 31, 2009 and 2008, accrued interest on the note totaled $84,595 and $49,595, respectively. For the year ended December 31, 2009 and 2008, the principal and the accrued interest were convertible into 2,922,975 and 2,892,605 shares of the Company’s common stock, respectively.

In July, 2009, the Company entered into an additional convertible promissory note with Epsom in the amount of $100,000 bearing interest of 10% per annum. The promissory note and interest are due and will be paid on demand. Under the agreement when demand for payment is presented to the Company, Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival’s common stock. The conversion price will be closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with notice. The Company has received $75,000 pursuant to this note. As of December 31, 2009, the interest accrued on this loan is $2,459 and the principal and accrued interest due was convertible into 387,295 shares of the Company’s common stock.

On December 9, 2009, the Company entered into an agreement with Epsom Investment Services NV, a Nevis corporation (“Epsom”) to renew and extend the convertible notes (noted above).  The convertible note (disclosed above) is in the principal amount of $649,441.62, with 10% interest per annum. The convertible note represents the principal and interest Rival owes Epsom under a promissory note in the original principal sum of $500,000, dated August 1, 2007, and a promissory note in the original principal amount of $100,000, dated June 30, 2009. The convertible note is secured by Rival’s personal property. Rival may redeem and prepay the convertible note at any time without penalty. The convertible note is payable upon demand and the conversion rate shall be determined by dividing the principal owed by the closing sale price of Rival’s common stock on the trading day prior to the notice conversion. Fractional shares shall be rounded up to a full share and the

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 5-

CONVERTIBLE NOTE PAYABLE (Continued…)

common stock issued in the conversion shall be restricted shares. Rival must reserve authorized shares of common stock equal to 175% of the conversion rate so long as the convertible note is outstanding. The renewal and extension of the note payable is not substantial when all of the terms remain the same except the interest rate. Therefore, this renewal is not considered as debt extinguishment and no gain or loss is recognized.

NOTE 6-

NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $4,559 to a former director of the Company.  The note is unsecured, non-interest bearing and payable on demand.  The Company intends to redeem the promissory note in the near future.  Consequently, it is classified as a current liability in the balance sheet. During 2009 the Company repaid $609. The principal of the note payable is $3,950 and $4,559 as of December 31, 2009 and 2008, respectively. At December 31, 2009 the Company determined to impute 8% interest which was based on financing costs in the current market. The Company imputed $2,121 in interest expense through the period from April 17, 2003 to December 31, 2009.

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

In conjunction with the above, the Company entered into an agreement with a third party for investor relations services whereby the third party is entitled to receive a fee equal to 47% of the selling value of the shares of common stock.  Additionally, the third party is entitled to receive, on a one-time basis only, 250,000 shares of common stock which was delivered upon execution of this agreement dated November 15, 2004.  These shares were value at $1.016 (CAD$1.24) per share for a total value of $253,922.  The shares were issued on February 9, 2005.  Further, during March and August of 2005, the third party received a total of 505,000 shares of common stock for investor relations services.  5,000 shares were valued at $1.55(CAD$1.88) per share for a total value of $7,747, and 500,000 shares were valued at $1.10(CAD$1.33) per share for a total value of $551,478.  All issues approximated the trading price when the shares were issued.  This agreement was terminated at the end of July 2005.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 7-

COMMON STOCK (Continued)

The Company engaged a third party for investor relations services whereby the third party receives a fee equal to 43% of the selling value of the shares of common stock issued pursuant to Regulation S.  Through December 31, 2007, 6,717,326 shares ofcommon stock had been issued by the trustee for proceeds of $2,625,229 (net of issue costs), and for investor relations and other services rendered.

On July 6, 2005, the Company issued 45,000 shares of common stock to various directors and consultants at $1.02(CAD$1.25) per share for a total value of $45,954 which approximated the trading price when the shares were issued.  These shares were issued pursuant to an equity incentive plan that the Company has in place.

On October 24, 2005, the Company issued 20,000 shares of common stock to a director of Tru Oiltech in consideration of engineering services provided to the Company. The weighted average of the share price of the Company was $1.07(CAD$1.25) for the 5 trading days prior to the issuance of the shares.  Consulting expense of $21,404 was recognized as the fair market value of the shares.  These shares were issued pursuant to an equity incentive plan that the Company has in place.

Only July 12, 2006, the Company issued 10,000 shares at $0.67(CAD$0.75) per share to a director for services.  Shares are issued as per S-8 and Director and Form 4 Insider Filing was filed.

On August 3, 2006, the Company issued 12,500 shares at $0.5 50(CAD$0.56) per share to a consultant for services.  Shares are issued as per S-8.

On October 26, 2006, the Company issued 5,000 shares at $0.72(CAD$0.81) per share to a consultant for services.  Shares are issued as per S-8.

On April 6, 2007, the Company issued 26,862 shares at $0.50(CAD$0.57) per share to an individual in lieu of investor relations debt incurred during 2006, as described above.

On August 17, 2007, the Company issued 375,000 shares at $0.40(CAD$0.43) per share to various related parties for services rendered.  These shares were issued pursuant to an equity incentive plan that the Company has in place.

On December 31, 2007, the Company issued 147,070 shares at $0.40(CAD$0.43) per share to a consultant for services.

On April 21, 2008, the Company issued 25,000 Common Shares to consultants for consulting services rendered, valued at $0.50(CAD$0.50) per share, or $12,571. Reg S shareholders have the same voting and dividend rights as common shareholders, being one vote per share present at any shareholder meeting of the Company.  The Company does not intend to issue dividends at this time.

              RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 8-

STOCK OPTIONS AND WARRANTS

On February 15, 2008, the Company granted to an individual options to purchase up to 18,000 shares of the Company’s common stock for consulting services. The options vested upon their issuance.  The options have an exercise price equal to the closing price of the common stock, the day prior to the signing or renewal of the corresponding consulting agreement.  The options expire at the close of business on August 15, 2013.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model pursuant to FASB ASC718, “Share Based Payment” and the following assumptions: expected term of 5 ½  years, a risk free interest rate of 2.76%, a dividend yield of 0% and volatility of 142%.  Under the provisions of SFAS ASC718 additional consulting expense of $9,037 was recorded for the period ended December 31, 2008 and $0 for same period ended December 31, 2009 pursuant to the Black-Scholes option pricing model for these options.

On April 24, 2009, the Company granted a total of 4,400,000 stock options under its stock option plan to senior management at the exercise price of $0.13 per share. The options vest upon satisfaction of certain performance markers.

The option is cumulatively exercisable in installments in accordance with the following schedule:(a) 10% of the options vest  when  the first continuous feed pilot plant agreement  is in place for TRU Technology, including full financing commitment and receipt by the Company of the first advance on financing; (b) 40% of the options vest  upon the completion of first continuous feed pilot plant and receipt of positive data and engineering reports recommending next phase of the Company’s TRU technology development plan; (c) 50%  of the options vest when  the first commercial production using TRU Technology is reached. However, this option will terminate before the end of the term if (a) above is not completed on or before December 31, 2009 or (b) above is not completed on or before December 31, 2011. At December 31, 2009, the term for performance marker (a) was extended to December 31, 2010.

The options expire on April 14, 2014.  The fair value of options will be vested when the completion of a satisfactory pilot project is used in commercial application under the stock option plan. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model and thefollowing assumptions: expected term of 5 years, a risk free interest rate of 1.96%, a dividend yield of 0% and volatility of 149%. No expense has been recorded for the period ending December 31, 2009 related to these options, as they have not vested.

              RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 8-

STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2008	-	$ -
Granted	18,000	0.55
Exercised	-	-
	-	$ -

Outstanding at December 31, 2008	18,000	$ 0.55

Exercisable at December 31, 2008	18,000	$ 0.55

Granted	4,400,000	$ 0.13
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2009	4,418,000	$ 0.13

Exercisable at December 31, 2009	18,000	$ 0.55

Stock options outstanding and exercisable at December 31, 2009 and 2008 are as follows:

Options Outstanding				Options Exercisable
Year Granted	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$ 0.55	18,000	3.62	18,000	$ 0.55
2009	$ 0.13	4,400,000	4.31	-	-

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2009 and 2008 totaled $308,000 and $0; $0 and $0, respectively. The weighted average grant date fair value of options granted during the periods ended December 31, 2009 and 2008 is $0.28 and $0.55, respectively. The fair value of options vested during the years ended December 31, 2009 and 2008 totaled $0 and $9,037, respectively.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 9- RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

During the fiscal year ended December 31, 2009 and 2008, the Company was charged $96,000 management fees and $35,330 investor relations fees by a Company owned by the President and CEO of the Company, respectively. These amounts are reflected in the Company’s statements of operations.

During the fiscal year ended December 31, 2009 and 2008, the Company also received $22,213 and $14,964 operating expense advances from the President and CEO of the Company, respectively. The Company paid the amount of $22,213 and $14,964 as of December 31, 2009 and 2008, respectively.

The Company incurred $82,157 and $0 for management services of the Company for the years ended December 31, 2009 and 2008, respectively. The management services were provided by a company owned by the officer of the Company. The amounts due to this related party are non-interest bearing and have no specific terms of repayment.

NOTE 10-INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 10-INCOME TAXES (Continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	December 31,
	2009	2008
Deferred tax Asset:
Net operating loss carryforward	$ 2,887,000	$ 2,774,000
Valuation allowance	(2,887,000)	(2,774,000)
	$ -	$ -

The components of income tax expense are as follows:

	For the Years Ended
	December 31,
	2009	2008

Current Federal tax	$ -	$ -
Current State tax	-	-
Change in NOL benefit	(113,000)	(173,000)
Change in valuation allowance	113,000	173,000
	$ -	$ -

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $2,887,000 and $2,774,000 as of December 31, 2009 and December 31, 2008, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 10-INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended
December 31,
	2009	2008

Beginning Balance	$ -	$ -

Addition based on tax positions related to current year	-	-

Addition for tax positions of prior years	-	-

Reductions for tax positions of prior years	-	-

Deductions in benefit due to income tax expense	-	-

Ending Balance	$ -	$ -

The Company did not have any tax positions for which it is reasonably possible that the   total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008 and 2007.

NOTE 11-

BUSINESS COMBINATION

On September 20, 2005, the Company executed an agreement with the new director and president of Tru Oiltech (See Note 4).  The purpose of the business combination was to acquire a majority interest in the new technology for upgrading the heavy oil

(See Note 1).  The agreement provides that the Company be issued 6,000,000 shares of Tru Oiltech common stock valued at $0.001 per share.  Fair value of the shares was determined to be par value as no shares or assets existed prior to this date. Tru Oiltech accordingly issued 6,000,000 shares to the Company making it a 60% majority shareholder. The agreement also provides that the Company will provide additional financing of $128,370 (CAN$150,000). However, the Company verbally agreed and advanced additional funds of $91,407 to Tru Oiltech due to the insufficient capital resources. As of December 31, 2009, the Company had advanced $219,777 toward that financing, which amount is eliminated in the consolidation.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 12-

AMALGAMATION AGREEMENT

The Company and Rival Technologies, Inc. (“Rival Nevada”) agreed to amalgamate and merge pursuant to an agreement dated September 6, 2005.  Rival Nevada was incorporated in the State of Nevada on September 2, 2005, and was inactive and a wholly-owned subsidiary of the Company at the time of the amalgamation and merger.  The provisions of the agreement provided for the Company to have its jurisdiction in the State of Nevada.  All issued and outstanding shares of the Company shall remain outstanding.  The amalgamation agreement took effect on October 14, 2005.

NOTE 13-

JOINT VENTURE AGREEMENT

On February 23, 2007, the Company and its subsidiary, TRU Oiltech, entered into a joint venture agreement that entitled the joint venture partner a 25% interest and exclusive right to exploit the TRU Oiltech technology in Venezuela until March 2008.  The joint venture partner has the responsibility, out of its share of joint venture participation, to compensate others that may assist, either directly or indirectly, in facilitating the commercial exploitation of the Company’s technology in Venezuela.  Additionally, the Company and the joint venture partner are to share in long-term savings obtained from the use of Rival’s technology in Venezuela on a ratio of a minimum of 25% of the savings for the account of the Company and joint venture partner.  No significant transactions have occurred with this joint venture through the date of this report. As of December 31, 2009, this agreement has expired and terminated without further action.

NOTE 14- PILOT PROJECT FINANCING AGREEMENT

On December 10, 2009, the Company entered into a financing agreement with an investment group led by Bridge Gap Kosult, an Alberta corporation operating in Calgary, Canada. The financing agreement has an effective date of December 7, 2009 and will provide project financing for the engineering, fabrication and operation of a continuous feed pilot plant. Funds from the non-recourse agreement will be advanced over the course of the next 36 months in three installments for development of the TRU process from the feed pilot plant to the demonstration plant, to a full production facility in three stages. In Stage One, $6 million will be assigned to engineer, fabricate and operate the previously announced one-barrel-per-day (Bpd), continuous feed pilot plant. Upon successful completion of Stage One, an additional $16 million will be provided to engineer, fabricate and operate a Stage Two demonstration plant. In Stage Three, funding of $115 million will be provided to engineer, fabricate and operate a minimum 10,000 Bpd production facility with a yet to be named industry partner. As of December 31, 2009, no funds have been received due to the worldwide economic slowdown. As the downturn is beginning to fade, we anticipate receiving initial funding during the second quarter of 2010 and will announce this when the funds become available.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 15-SUBSEQUENT EVENT

On February 2, 2010, the Company received the remaining convertible note of $25,000 from Epsom. The principal of $100,000 convertible note was received in full pursuant to the agreement dated July 2009.

  Rival Technologies Inc. has evaluated subsequent events for the period December 31, 2009 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with our independent registered public accounting firm for the past two fiscal years.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer concluded that, as of December 31, 2009, these disclosure controls and procedures were ineffective and we intend to remedy these deficiencies as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2009 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•

The Company’s failure to properly identify and account for costs associated with patent and trademark applications.  The errors were identified during the audit of the Company’s financial statements and were material to the financial statements.

•

During the course of the audit certain internal control deficiencies were identified by the auditor that constituted a material adjustment.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management intends to mitigate the risk of the material weaknesses going forward by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Biographical information about our director and executive officer is set forth below.  Our bylaws require at least one director to serve until he is replaced by a qualified director.  Our executive officers are chosen by our Board of Directors and serve at its discretion.  However, provisions of the Epsom Senior Secured Convertible Note restrict our board’s authority to change management without the prior consent of Epsom.   Epsom may make changes to Rival’s board of directors and officers in its sole discretion.  Rival agreed that during the term of the convertible note if any additional officers and directors are appointed or elected to Rival’s management, then each director and officer will execute a resignation that states the person will resign his position at such time as Epsom may choose and accept.   Also, Epsom shall select persons for any vacancies and a majority of the board shall be persons that Epsom shall select.

Name	Age	Position Held	Term of Directorship
Douglas B. Thomas	56	President, Chief Executive Officer Secretary/Treasurer and Director	From August 2007 until next annual meeting

On August 29, 2007, our board of directors appointed Douglas B. Thomas to the positions of Director, President and CEO of Rival Technologies. Mr. Thomas serves as Managing Director of TRU Oiltech, our majority-owned subsidiary.  Mr. Thomas has worked for the past twenty years as an independent marketing consultant.  He brings extensive worldwide oilfield experience to the company and his experience will be useful as we move forward to commercialize our patented TRU™ process and TRULITE™ synthetic crude oil. He has worked on delivery of marketing initiatives of manufactured products and has introduced oilfield products to markets in North and South

America, Russia, China and Australia. He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon a review of these forms furnished to us for the fiscal year ended December 31, 2009, we believe no forms were required to be filed.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our principal executive officer for the past two fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary (1)	All Other Compensation (1)	Total (1)
Douglas B. Thomas CEO	2009	-	$96,000 (2)	-
	2008	-	-	-

(1) In US dollars.

(2) Payments for the management fees to a Company owned by the President and CEO of the Company.  (See Item 13, below.)

We have not entered into an employment contract with Mr. Thomas, and as our sole director he determines the amount of his compensation.

Outstanding Equity Awards

Our named executive officer does not hold any outstanding equity awards as of December 31, 2009 and 2008.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of December 31, 2009.  This chart also includes individual compensation arrangements as described below.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,400,000	$ 0.13	132,500
Equity compensation plans not approved by security holders	18,000	$ 0.55	-
Total	4,418,000	$ 0.13	132,500

2005 Equity Incentive Plan

On June 1, 2005, our board of directors adopted "The 2005 Equity Incentive Plan of Rival Technologies, Inc." (the "Plan").  The purpose of the Plan is to aid the company in maintaining and continuing its development of a quality management team, in attracting qualified employees, consultants, and advisors who can contribute to our future success, and in providing such individuals with an incentive to use their best efforts to promote our growth and profitability.  This Plan terminates on June 1, 2010.

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

On April 24, 2009 the Company granted options under the Plan to seven persons to purchase an aggregate of 4,400,000 shares of common stock.  The options have an exercise price of $0.13 per share and a term of five years.  The options vest upon satisfaction of certain performance markers outlined in the option agreement related to the development of the TRU technology pilot project and the recipients must wait until the performance markers are satisfied to convert the options into common stock.  The options may not be exercised prior to September 30, 2009 and expire on April 14, 2014.  The fair value of options will be vested when the completion of a satisfactory pilot project is used in commercial application under the stock option plan. No expense has been recorded for the period ending December 31, 2009 related to these options, as they have not begun to vest.

Consulting Agreement

On February 15, 2008 Rival entered into a consulting agreement with L.G. Zangani, LLC (“Zangani”).  Under the agreement Zangani agreed to provide business development consulting to Rival for a six month period, terminating on August 15, 2008.  Rival agreed to pay Zangani $5,000 in advance for each month of service and granted options to Leonardo G. Zangani to purchase 18,000 shares of common stock at an exercise price of $0.55 US.  The options expire August 15, 2013.  On July 15, 2008 Rival Technologies terminated this consulting agreement. Even though the Company terminated the consulting agreement, the board of the Company approved the grant of the options to purchase 18,000 shares to satisfy the agreement.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by each person or group known by us to own beneficially 5% or more of our voting stock and ownership of our management.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 47,182,560 shares of common stock outstanding as of April 15, 2010.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Rockridge Capital Corp. 1 Beim Antonskraiz, Bridel, Luxembourg 8116	11,240,000	23.8
MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial owner	Percent of class
Douglas B. Thomas	200,000	Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Related Transactions

The following information summarizes transactions we have either engaged for the past two fiscal years, or propose to engage in, involving our executive officer, director, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.  These related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

During the fiscal year ended December 31, 2009 and 2008, the Company was charged $96,000 for management fees and $35,330 for investor relations fees by Internet-IR Services, Inc., a Company owned by Douglas B. Thomas, our President and CEO.

During the fiscal year ended December 31, 2009 and 2008, the Company also received advances of $22,213 and $14,964, respectively, from Mr. Thomas. The Company paid the amount of $22,213 and $14,964 as of December 31, 2009 and 2008, respectively.

There were $82,157 due to Internet-IR Services, Inc. for accrued management services and operating expenses occurred as of December 31, 2009. The amounts due to Internet-IR Services, Inc. are non-interest bearing and have no specific terms of repayment.

Director Independence

We do not have an independent director, as defined by NASDAQ Stock Market Rule 4200(a)(15), serving on our board.  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for the past two years by our independent registered public accounting firm, Chisholm, Bierwolf, Nilson & Morrill, LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2009	2008
Audit fees	$ 26,013	$ 27,947
Audit-related fees	-	-
Tax fees	-	-
All other fees	$ -	$ 102

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Rival Technologies, Inc. are included in this report under Item 8 on pages 10 through 46.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

No.	Description
2	Articles of Merger, dated September 6, 2005 (Incorporated by reference to exhibit 3.2 to Form 8-K, filed October 31, 2005)
3.1	Articles of Incorporation of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.1 to Form 8-K, filed October 31, 2005)
3.2	Bylaws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)
4	The 2005 Stock Equity Incentive Plan of Rival Technologies Inc. (Incorporated by reference to exhibit 4.1 to Form S-8, filed June 30, 2005)
10.1	Pilot Financing Agreement between Rival and Bridger Gap Konsult, dated December 7, 2009
10.2	Senior Secured Convertible Note between Rival and Epsom Investment Services, NV, dated December 9, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 8, 2010)
10.3	Security Agreement between Rival and Epsom Investment Services, NV, dated December 9, 2009 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed January 8, 2010)
21	Subsidiaries of Rival Technologies (Incorporated by reference to exhibit 21.1 of Form 10-QSB, as amended, filed May 1, 2007)
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

RIVAL TECHNOLOGIES, INC.

By: /s/ Douglas B. Thomas

Douglas B. Thomas, President

Director, CEO,

Secretary, Treasurer, and

Principal Financial and Accounting Officer

Date: April 15, 2010