Form 10-Q
period 2010-06-30
RIVAL TECHNOLOGIES INC
filed 2010-08-16
CIK 1176337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock as of August 16, 2010 was 48,836,744.

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

6

Notes to the Consolidated Financial Statements

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.  Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

17

Item 1A.  Risk Factors

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 6.  Exhibits

18

Signatures

19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of results to be expected for any subsequent period.

RIVAL TECHNOLOGIES, INC.

AND SUBSIDIARY

(A Development Stage Company)

 Consolidated Financial Statements

June 30, 2010 (unaudited) and December 31, 2009

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company) Consolidated Balance Sheets
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,053	$8,324
Prepaid expenses	10,000	-

Total Current Assets	12,053	8,324

PROPERTY AND EQUIPMENT, net	6,275	7,359

INTANGIBLE ASSETS
Patents, net	4,276	4,276
Trademarks, net	7,521	7,521
TOTAL INTANGIBLE ASSETS	11,797	11,797

TOTAL ASSETS	$30,125	27,480

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$155,979	$130,141
Due to a related party	113,893	82,157
Accrued interest	118,883	87,054
Note payable	3,950	3,950
Convertible note payable	650,000	575,000

Total Current Liabilities	1,042,705	878,302

Total Liabilities	1,042,705	878,302

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized without par value, 48,836,744 and 47,182,560 shares issued and outstanding, respectively	10,943,506	10,759,546
Additional paid-in capital	516,604	516,448
Prepaid Expenses	(15,000)	-
Accumulated other comprehensive income	63,701	64,094
Deficit accumulated during the development stage	(7,489,407)	(7,158,926)
Accumulated deficit	(5,031,984)	(5,031,984)

Total Stockholders' Deficit	(1,012,580)	(850,822)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,125	$27,480

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Cumulative
					Amounts From
					Beginning of
	For the		For the		Development
	Three months ended		Six months ended		Stage (April 1,
	June 30,		June 30,		2003) to
	2010	2009	2010	2009	June 30, 2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Amortization of beneficial conversion feature	-	-	-	-	63,327
Consulting fees	37,800	24,000	61,800	48,000	989,401
Depreciation expenses	542	759	1,084	1,518	13,048
Finders’ fees	-	-	-	-	509,700
Investor relations	161,825	3,559	161,825	6,605	820,842
Other general and administrative expenses	37,632	21,280	43,101	44,697	1,000,217
Research and development	-	-	30,686	-	484,686

Total Operating Expense	237,799	49,598	298,496	100,820	3,881,222

LOSS BEFORE OTHER INCOME (EXPENSE)	(237,799)	(49,598)	(298,496)	(100,820)	(3,881,222)

OTHER INCOME (EXPENSE)
Impairment of intangible property	-	-	-	-	(3,491,167)
Write off payable	-	-	-	-	18,102
Interest expense	(15,223)	(8,750)	(31,985)	(17,500)	(138,587)
Interest Income	-	-	-	-	401

Total Other Income (Expense)	(15,223)	(8,750)	(31,985)	(17,500)	(3,611,251)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(253,022)	(58,348)	(330,481)	(118,320)	(7,492,473)
Provision for income taxes	-	-	-	-	-

NET LOSS BEFORE MINORITY INTEREST	(253,022)	(58,348)	(330,481)	(118,320)	(7,492,473)

MINORITY INTEREST	-	-	-	-	3,066

NET LOSS	$(253,022)	$(58,348)	$(330,481)	$(118,320)	$(7,489,407)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC DILUTED	47,313,988	47,182,560	47,313,988	47,182,560

The accompanying notes are in integral part of these consolidated financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Other Comprehensive Loss
(Unaudited)
					Cumulative
					Amounts From
					Beginning of
	For the		For the		Development
	Three months ended		Six months ended		Stage (April 1,
	June 30,		June 30,		2003) to
	2010	2009	2010	2009	June 30, 2010

NET LOSS	$(253,022)	$(58,348)	$(330,481)	$(118,320)	$(7,489,407)

Foreign exchange gain (loss)	2,404	(2,596)	(393)	(5,393)	63,701

OTHER COMPREHENSIVE LOSS	$(250,618)	$(60,944)	$(330,574)	$(123,713)	$(7,425,706)

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			Amounts From
			Beginning of
			Development
			Stage on April 1,
	For the Six Months Ended		2003 to
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(330,481)	$(118,320)	$(7,489,407)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	-	-	65,899
Depreciation	1,084	1,518	13,048
Shares issued for services	159,960	-	1,557,692
Amortization of prepaid expenses	9,000	-	(15,000)
Impairment of intangible property	-	-	3,289,343
Valuation of options	-	-	9,037
Minority interest	-	--	(3,743)
Interest imputed for promissory note	156	-	2,277
Changes in assets and liabilities:
Prepaid expenses	(10,000)	(346)	29,935
Accounts payable and accrued liabilities	25,839	31,709	101,688
Due to a related party	31,736	43,520	113,893
Accrued interest	31,828	17,500	118,882

Net Cash Used by Operating Activities	(80,878)	(24,419)	(2,206,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on purchase of equipment	-	-	(19,323)
Payments on patents	-	-	(4,276)
Payments on trademarks	-	-	(7,521)
Net Cash Used by Investing Activities	-	-	(31,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debenture	-	-	19,890
Bank over draft	-	952	-
Proceeds from note payable	-	-	4,559
Repayment on note payable	-	-	(609)
Proceeds from issuance of convertible notes payable	75,000	-	650,000
Proceeds from issuance of common stock, net of issue costs	-	-	1,500,104

Net Cash Provided by Financing Activities	75,000	952	2,173,944

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(393)	(5,393)	63,701

NET DECREASE IN CASH	(6,271)	(28,860)	69

CASH AT BEGINNING OF PERIOD	8,324	28,860	1,984

CASH AT END OF PERIOD	$2,053	$0	$2,053

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued) (Unaudited)

			Cumulative
			Amounts
			From
			Beginning of
			Development
			Stage on April 1,
	For the Six Months Ended		2003 to
	June 30,		June 30,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURES

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Transactions:
Settlement of accounts payable to an officer of the
Company	$-	$-	$42,301
Shares issued to acquire intangible property	$-	$-	$3,285,600
Shares issued for services	$168,960	$-	$1,557,692
Shares issued to settle convertible debenture and
accrued interest payable	$-	$-	$10,099
Beneficial conversion feature recorded as
additional paid in capital	$-	$-	$69,364
Contributed capital on settlement of accounts
Payable	$-	$-	$5,580
Common stock issued in lieu of debt	$-	$-	$13,506
Options granted for services	$-	$-	$9,037

The accompanying notes are an integral part of these consolidated financial statements

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2010

NOTE 1

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2

GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $330,481 during the six month period ended June 30, 2010.  In addition, the Company’s current liabilities exceeded its current assets by $1,030,652 at June 30, 2010.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company’s ability to continue as a going concern.  The Company is seeking to raise additional capital through public and/or private offerings, targeting strategic partners in an effort to increase revenues, and expanding revenues through strategic acquisitions. The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2010, the Company had cash and cash equivalents of $2,053.

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

INTANGIBLE PROPERTIES

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

The Company hired a law firm to file patent and trademark applications in Canada and the United States for TRU Oiltech’s technology, the subsidiary of the Company. The related costs are capitalized as intangible assets and subject to an amortization period of five years, which management has determined is the economic life of the assets. As of June 30, 2010 and December 31, 2009, the capitalized intangible assets totaled $11,797. No amortization and impairment are recorded as of June 30, 2010 and 2009 due to the pending status of the intangible assets.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2010

NOTE 3

INTANGIBLE PROPERTY (Continued)

Patents and trademarks consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010 (unaudited)	December 31, 2009

Patents	$ 4,276	$ 4,276
Trademarks	7,521	7,521
Accumulated amortization	-	-
Total property and equipment	$ 11,797	$ 11,797

NOTE 4

CONVERTIBLE NOTES PAYABLE

During August 2007, the Company received $500,000 from a company, Epsom Investment Services NV, a Nevis corporation (“Epsom”), a non related party, pursuant to a convertible note payable.  The note bears interest at 7% per annum, and is due on July 30, 2008.  As of December 31, 2007, accrued interest on the note totaled $14,595. Until July 30, 2008, the note holder has the right, at the holder’s option, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice. The Company adopted FASB ASC 470-20,” Debt with Conversion and Other Options”. The Company incurred debt whereby the convertible feature of the debt provides for a rate of conversion based upon the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice. This would result in a conversion price greater than or equal to the stock price, resulting in no beneficial conversion feature. Therefore, no beneficial conversion features have been recognized in the financial statements of the Company. This note was extended twice during 2008. On December 9, 2009, the note holder extended the convertible note payable again and changed the interest from 7% to 10%. As of June 30, 2010 and December 31, 2009, accrued interest on the note totaled $110,499 and $84,595, respectively. For the period ended June 30, 2010 and December 31, 2009, the principal and the accrued interest were convertible into 5,814,276 and 2,922,975 shares of the Company’s common stock, respectively.

In July, 2009, the Company entered into an additional convertible promissory note with Epsom in the amount of $100,000 bearing interest of 10% per annum. The promissory note and interest are due and will be paid on demand. Under the agreement when demand for payment is presented to the Company,

Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival’s common stock. The conversion price will be closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with notice. As of June 30, 2010, the Company has received $100,000 in full, pursuant to this note. Under the agreement when demand for payment is presented to the Company, Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival’s common stock.  As of June 30, 2010 and December 31, 2009, the interest accrued on this loan was $7,192 and $2,459 and the principal and accrued interest due were convertible into 1,020,876 and 387,295 shares of the Company’s common stock, respectively.

On December 9, 2009, the Company entered into an agreement with Epsom to renew and extend the convertible notes (noted above).  The convertible note is in the principal amount of $649,442, with 10% interest per annum. The convertible note represents the principal and interest Rival owes Epsom under a promissory note in the original principal sum of $500,000, dated August 1, 2007, and a promissory note in the original principal amount of $100,000, dated June 30, 2009 (discussed above). The

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2010

NOTE 4

CONVERTIBLE NOTES PAYABLE (Continued)

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

On April 2, 2010, the Company signed an additional convertible promissory note agreement with Epsom Investment Services NV (“Epsom”) in the amount of $50,000 bearing interest of 10% per annum. The promissory note and interest are due and will be paid on demand. Under the agreement when demand for payment is presented to the Company, Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival’s common stock. The conversion price will be the closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with notice. On April 4, 2010, the Company has received $50,000 pursuant to this note. As of June 30, 2010, the interest accrued on this loan is $1,192 and the principal and accrued interest due were convertible into 487,543 shares of the Company’s common stock.

NOTE 5

NOTE PAYABLE

On April 17, 2003, the Company issued a promissory note of $4,559 to a former director of the Company.  The note is unsecured, non-interest bearing and payable on demand.  The Company intends to redeem the promissory note in the near future.  Consequently, it is classified as a current liability in the balance sheet. During 2009 the Company repaid $609. The principal of the note payable is $3,950 and $4,559 as of December 31, 2009 and 2008, respectively. At December 31, 2009 the Company determined to impute 8% interest which was based on financing costs in the current market. The Company imputed $2,277 in interest expense through the period from April 17, 2003 to June 30, 2010.

NOTE 6

COMMON STOCK

On June 1, 2010, the Company issued 1,454,184 common shares to AMF Services Ltd. for investor relations and marketing services valued at $159,960, or $0.11 per share, pursuant to the invoice submitted on May 31, 2010.

On June 1, 2010, the board of the Company approved the issuance of 200,000 shares of common stock to Moody Capital Solutions Inc. valued at $0.12 per share, or $24,000, pursuant to the financial consultant’s agreement dated April 19, 2010. The initial terms of this engagement shall be for eight (8) months and be effective on the date of signing. As of June 30, 2010, the Company issued the total of 200,000 shares of its common stock and recorded prepaid expenses of $15,000. The amount of $9,000 is amortized as of June 30, 2010.

NOTE 7

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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model pursuant to FASB ASC718, “Share Based Payment” and the following

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2010

NOTE 7

STOCK OPTIONS AND WARRANTS (Continued)

assumptions: expected term of 5 ½  years, a risk free interest rate of 2.76%, a dividend yield of 0% and volatility of 142%.  Under the provisions of SFAS ASC718 additional consulting expense of $9,037 was recorded for the year ended December 31, 2008 and $0 for the six month periods ended June 30, 2010 and 2009, pursuant to the Black-Scholes option pricing model for these options.

On April 24, 2009, the Company granted a total of 4,400,000 stock options under its stock option plan to senior management at the exercise price of $0.13 per share. The options vest upon satisfaction of certain performance markers.

The option is cumulatively exercisable in installments in accordance with the following schedule:(a) 10% of the options vest  when  the first continuous feed pilot plant agreement is in place for TRU Technology, including full financing commitment and receipt by the Company of the first advance on financing; (b) 40% of the options vest upon the completion of the first continuous feed pilot plant and receipt of positive data and engineering reports recommending the next phase of the Company’s TRU technology development plan; (c) 50% of the options vest when the first commercial production using TRU Technology is reached. However, this option will terminate before the end of the term if (a) above is not completed on or before December 31, 2009 or (b) above is not completed on or before December 31, 2011. At December 31, 2009, the term for performance marker (a) was extended to December 31, 2010.

The options expire on April 14, 2014.  The fair value of options will be vested under the stock option plan when the completion of a satisfactory pilot project is used in commercial application. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 1.96%, a dividend yield of 0% and volatility of 149%. No expense has been recorded for the six month period ending June 30, 2010 related to these options, as they have not vested.

The following table summarizes the changes in options outstanding:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2009	18,000	$ 0.55
Granted	4,400,000	$ 0.13
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2009	4,418,000	$ 0.13

Exercisable at December 31, 2009	18,000	$ 0.55
Granted	-	$ -
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2010	4,418,000	$ 0.13
Exercisable at June 30, 2010 (unaudited)	18,000	$ 0.55

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2010

NOTE 7

STOCK OPTIONS AND WARRANTS (Continued)

Stock options outstanding and exercisable at June 30, 2010 and 2009 are as follows:

Options Outstanding				Options Exercisable
Year Granted	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2010	$ 0.55	18,000	3.13	18,000	$ 0.55
2010	$ 0.13	4,400,000	3.82	-	-
Total		4,418,000		18,000

The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2010 and December 31, 2009 totaled $0 and $308,000; $0 and $0 respectively. The weighted average grant date fair value of options granted during the periods ended June 30, 2010 and December 31, 2009 is $0.17 and $0.17, respectively. The fair value of options vested during the periods ended June 30, 2010 and December 31, 2009 totaled $0 and $0, respectively.

NOTE 8

 RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

During the periods ended June 30, 2010 and 2009, the Company was charged $52,800 and $48,000 management fees by a Company owned by the President and CEO of the Company, respectively. These amounts are reflected in the Company’s statements of operations.

During the periods ended June 30, 2010 and 2009, the Company also received $0 and $4,036 operating expense advances from the President and CEO of the Company, respectively. The Company paid the amount of $4,657 and $4,036 as of June 30, 2010 and 2009, respectively.

The amounts of $113,893 and $82,157 due to this related party as of June 30, 2010 and December 31, 2009, respectively, are non-interest bearing and have no specific terms of repayment.

NOTE 9

LITIGATION

On January 8, 2010 The Video Agency, a California corporation, filed a complaint against Rival Technologies, Inc.  and Abernathy, Mendelson & Associates LTD (“Abernathy”) in the Superior Court for the State of California County of Los Angeles, Central District.  The Video Agency alleges that Abernathy breached a written contract and failed to pay for the services performed under the contract.  The Video Agency alleges that Rival is the alter ego and under control of Abernathy and that the companies are one and the same.  Rival Technologies, Inc. has never had a contractual agreement with The Video Agency and, therefore, believes the claims are without merit and will vigorously defend against them.  In March 2010, the Company engaged Clark, Goldberg & Madruga to represent the Company and paid a retainer of $10,000. As of June 30, 2010, no contingent liability has been recorded as the Company believes that a successful outcome for The Video Agency is unlikely.

RIVAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2010

NOTE 10

AGREEMENTS

On April 19, 2010, the Company entered into a financial consultant’s agreement with Moody Capital Solutions Inc., (“MC”), a Georgia corporation. In connection with the services to be provided, as outlined in the agreement with the plan to assist the Company in its outreach to US investors, the Company shall pay to MC, fees with the amount of 200,000 restricted shares of common stock of the Company upon engagement. The initial terms of this engagement shall be for eight (8) months and be effective on the date of signing. On June 1, 2010, the board of the Company approved the issuance of 200,000 common shares valued at $0.12 per share, or $24,000. As of June 30, 2010, the Company issued the total of 200,000 shares of its common stock and recorded prepaid expenses of $15,000. The amount of $9,000 is amortized as of June 30, 2010.

NOTE 11 SUBSEQUENT EVENTS

Rival Technologies Inc. has evaluated subsequent events for the period ended June 30, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a holding company operating on a consolidated basis with, our majority-owned subsidiary, TRU Oiltech, Inc and CWI Technology, Inc., our wholly-owned subsidiary.  TRU Oiltech, Inc. is developing the TRU ™ process, which is a mild, thermal reagent, primary upgrading process designed for heavy crude and oil sands bitumen which improves viscosity for acceptance by pipeline transportation systems.  CWI Technology, Inc. is developing the Continuous Water Injection technology (“CWI Technology”), which is designed to reduce harmful nitrogen oxide and smoke emissions, improve fuel efficiency and provide cleaner operations of diesel engines.  CWI has had limited operations since2008.  Both subsidiaries are development stage companies in the licensing and marketing stage for their technologies.

On December 8, 2009, Rival signed a financing agreement with Bridge Gap Konsult that we expect will provide project financing in three stages for the engineering, fabrication and operation of a continuous one Bpd feed pilot plant.  Management intends to immediately begin to explore options available to us for securing a farm-in or strategic industry partner for a minimum fifteen Bpd facility.  However, as of the date of this filing, we have not received any advances provided for under this financing agreement due to the economic downturn.

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

Liquidity and Capital Resources

We have not received, nor recorded, consolidated revenues from ongoing operations for the past two years and have relied on equity transactions and loans to fund development of our business plan.  During the six month period ended June 30, 2010 we did not receive revenues and relied on proceeds of $75,000 from the Epsom note discussed below. As a result of equity financing and loans our consolidated cash position at June 30, 2010 was $2,053. We incurred a net loss of $330,481 for the six month period ended June 30, 2010 and our current liabilities exceeded our current assets by $1,030,652 at June 30, 2010.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to our ability to continue as a going concern.  We continue to seek additional capital through public and/or private offerings, intend to target strategic partners in an effort to increase revenues and intend to expand our revenues through strategic acquisitions.

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

Commitments and Contingent Liabilities

Moody Capital Agreement:   On April 19, 2010, the Company entered into a financial consultant’s agreement with Moody Capital Solutions Inc., (“Moody Capital”), a Company located in Alpharetta, Georgia, USA. In connection with the services to be provided, as outlined in the agreement with the plan to assist the Company in its outreach to U.S. investors, the Company agreed to pay Moody Capital the sum of 200,000 restricted shares of Rival common stock upon engagement. The initial term of this engagement shall be for a period of eight (8) months and was effective on the date of signing. On June 1, 2010, the board of the Company approved the issuance of 200,000 shares of Rival r common stock, valued at $0.11 per shares, or $24,000, to Moody Capital.

Epsom Notes:   On December 28, 2009, the Company entered into a Senior Secured Convertible Note and a Security Agreement, dated December 9, 2009, with Epsom Investment Services NV (“Epsom”).  The convertible note has a principal amount of $649,441.62, with 10% interest per annum. The convertible note represents the principal and interest Rival owes Epsom under a promissory note in the original principal sum of $500,000, with 7% interest, dated August 1, 2007 and a promissory note in the original principal amount of $100,000, with 10% interest, dated June 30, 2009.  Rival received $75,000 under these notes in 2009.  The convertible note is secured by Rival’s personal property.  Rival may redeem and prepay the convertible note at any time without penalty.  The convertible note is payable upon demand and the conversion rate shall be determined by dividing the principal owned by the closing sale price of Rival’s common stock on the trading day prior to the notice conversion.  Fractional shares shall be rounded up to a full share and the common stock issued in the conversion shall be restricted shares. Rival must reserve authorized shares of common stock equal to 175% of the conversion rate so long as the convertible note is outstanding.

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

On April 2, 2010, the Company signed an additional convertible promissory note agreement with Epsom Investment Services NV (“Epsom”) in the amount of $50,000 bearing interest of 10% per annum. The promissory note and interest are due and will be paid on demand.  Under the agreement when demand for payment is presented to the Company, Epsom has the option to convert the principal and interest outstanding at the end of the term into Rival’s common stock.  The conversion price will be closing market value of the common stock on the last trading day prior to the date Epsom provides Rival with notice. On April 4, 2010, the Company has received $50,000, pursuant to this note.

As of June 30, 2010 the total principal of convertible note was $650,000 and the interest accrued on these loans is $118,883 and the principal and interest due were convertible into 7,322,695 shares of the Company’s common stock.

Results of Operations

We did not record revenues in either the 2010 or 2009 six month periods.  Our operating expenses increased from $100,820 in the 2009 six month period to $298,496 for the 2010 six month period. These expenses represented increases of $196,926 primarily attributable to increased investor relations fees recorded in the 2010 second quarter and research and development expense recorded in the  2010 first quarter.  As a result of the increase, we recorded a larger net loss for the 2010 six month period as compared to the 2009 six month period.

Working capital, which is current assets less current liabilities, was a deficit of $1,030,652 at June 30, 2010 compared to a deficit of $869,978 at December 31, 2009.  The increase in the Company’s cash flow used by operating activities from $24,419 to $80,878 was due to the increase in accounts payable and accrued liabilities due to Internet-IR Services, Inc., a company owned by our President. The increase in the Company’s cash flow provided by financing activities from $0 to $75,000 was due to the proceeds from issuance of convertible notes payable in the 2010 second quarter compared to no financing in the 2009 second quarter.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were ineffective and we intend to remedy these deficiencies as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of June 30, 2010.

Our management determined that our internal control over financial reporting was ineffective for the year ended December 31, 2009 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

As a result of the material weaknesses we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Our management determined that there were no other changes made in our internal controls over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 8, 2010 The Video Agency, a California corporation, filed a complaint against Rival Technologies, Inc.  and Abernathy, Mendelson & Associates LTD (“Abernathy”) in the Superior Court for the State of California County of Los Angeles, Central District.  The Video Agency alleges that Abernathy breached a written contract and failed to pay for the services performed under the contract.  The Video Agency alleges that Rival is the alter ego and under control of Abernathy and that the companies are one and the same.  Rival Technologies, Inc. has never had a contractual agreement with The Video Agency and, therefore, believes the claims are without merit and will vigorously defend against them.  In March 2010, the Company engaged Clark, Goldberg & Madruga to defend the Company and paid a retainer of $10,000. Counsel for The Video Agency failed to appear at preliminary conferences and the Court set the trial date for January 25, 2011.  As of June 30, 2010, no contingent liability has been recorded, as the Company believes that a successful outcome for The Video Agency is unlikely.

ITEM 1A.  RISK FACTORS

We have a history of losses and may never become profitable.

We are unable to fund the development of our subsidiaries’ business plans and the lack of revenues for continued growth may cause us to delay our business development.  At June 30, 2010 we had negative cash flows from operating activities and we will require additional financing to fund our long-term cash needs.  We may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to the Company.  If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2010, the Company issued 1,454,184 shares of restricted common stock to AMF Services Ltd. The shares were issued for investor relations and marketing services provided to the Company, valued at $11,000, or $0.11 per share. The Company relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933 for a private transaction not involving a public distribution.

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32	Section 1350 Certification

Part II Exhibits

No.	Description
2	Articles of Merger, dated September 6, 2005 (Incorporated by reference to exhibit 3.2 to Form 8-K, filed October 31, 2005)
3.1	Articles of Incorporation of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.1 to Form 8-K, filed October 31, 2005)
3.2	Bylaws of Rival Technologies, Inc. (Incorporated by reference to exhibit 3.3 to Form 8-K, filed October 31, 2005)
10.1	Pilot Financing Agreement between Rival and Bridger Gap Konsult, dated December 7, 2009 (Incorporated by reference to exhibit 10.1 to Form 10-K, filed April 15, 2010)
10.2	Senior Secured Convertible Note between Rival and Epsom Investment Services, NV, dated December 9, 2009 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed January 8, 2010)
10.3	Security Agreement between Rival and Epsom Investment Services, NV, dated December 9, 2009 (Incorporated by reference to exhibit 10.2 to Form 8-K, filed January 8, 2010)
10.4	Financial Consultants Agreement between Rival and Moody Capital Solutions, Inc., dated April 19, 2010
10.5	Convertible Promissory Note between Rival and Epsom Investment Services, NV, dated April 2, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVAL TECHNOLOGIES, INC. By: /s/ Douglas B. Thomas Douglas B. Thomas President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer, and Director	Date: August 16, 2010

19